Form 10QSB
period 2000-09-30
SALEM COMMUNITY BANKSHARES INC
filed 2000-11-13
CIK 1112755

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period ended  September 30, 2000
                                    ----------------------------------



                   SALEM COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)



          Virginia                                               31-1736845
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

220 East Main Street
Salem, Virginia                                                   24153
-----------------------                                     --------------------
(Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number, including area code) (540) 387-0223
                                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X               No
        --------             ------

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date.

      Class                                      Outstanding at October 27, 2000
-----------------------------                   --------------------------------
COMMON STOCK, $5.00 PAR VALUE                            1,535,986

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):  Yes       No   X
                                                               ------   --------

                SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                  FORM 10-QSB
                               SEPTEMBER 30, 2000
                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                   PAGE
                                                                                                  ----
          Item 1.  Consolidated Financial Statements                                                3

          Consolidated Balance Sheets as of  September 30, 2000
             and December 31, 1999                                                                  4

          Consolidated Statements of Income and Comprehensive Income for the
              three month periods ended September 30, 2000 and 1999                                 5

          Consolidated Statements of Income and Comprehensive Income for the
             nine month periods ended September 30, 2000 and 1999                                   6

          Consolidated Statements of Changes in Stockholders'
             Equity for the nine month periods ended September 30, 2000 and 1999                    7

          Consolidated Statements of Cash Flows for the
             nine month periods ended September 30, 2000 and 1999                                   8

          Notes to Consolidated Financial Statements                                              9 - 12

          Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Result of Operations                                                     13 - 17


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                               18

          Item 2.  Changes in Securities and Use of Proceeds                                       18

          Item 3.  Defaults Upon Senior Securities                                                 18

          Item 4.  Submission of Matters to a Vote of Security
                     Holders                                                                       18

          Item 5.  Other Information                                                               18

          Item 6.  Exhibits and Reports on Form 8-K                                                18

SIGNATURES                                                                                         19

                SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The following is the unaudited consolidated balance sheet of Salem Community Bankshares, Inc. and subsidiary (the Company) as of September 30, 2000 and the related unaudited consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the unaudited consolidated statements of changes in stockholders' equity, and cash flows, for the nine- month periods ended September 30, 2000 and 1999. The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)



                                                                                      9/30/2000       12/31/1999
Assets                                                                               (Unaudited)       (Audited)
                                                                                    --------------   ------------
Cash and due from banks                                                                $  8,787       $  8,959
Federal funds sold and securities purchased
     under resale agreements                                                              8,610            -
Securities:
     Available-for-sale, at fair value                                                    8,750          9,376
     Held-to-maturity, at amortized cost
     (fair value of $39,149 at September 30, 2000
     and $38,555 at December 31, 1999)                                                   41,337         41,456
Mortgage loans held for sale                                                                567            346
Loans, less unearned income                                                             136,112        116,997
Less allowance for loan losses                                                           (1,469)        (1,404)
                                                                                       --------       --------
              Loans, net                                                                134,643        115,593
                                                                                       --------       --------
Bank premises and equipment, net                                                          2,139          2,147
Accrued interest receivable                                                               1,800          1,369
Foreclosed properties                                                                       101            216
Other assets                                                                              1,513            814
                                                                                       --------       --------
             Total assets                                                              $208,247       $180,276
                                                                                       ========       ========

Liabilities and Stockholders' Equity

Noninterest-bearing demand deposits                                                    $ 21,709       $ 20,128
Interest-bearing demand deposits                                                         43,289         36,735
Savings deposits                                                                          6,241          6,079
Time deposits                                                                           105,812         93,922
                                                                                       --------       --------
            Total deposits                                                              177,051        156,864
Federal funds purchased and securities sold
     under resale agreements                                                                -              145
 Notes payable to Federal Home Loan Bank                                                 10,000          4,100
Accrued interest payable                                                                  1,125            941
Other liabilities                                                                           338            389
                                                                                       --------       --------
            Total liabilities                                                           188,514        162,439
                                                                                       --------       --------

Stockholders' equity:
     Common stock, par value $5.00 per share. Authorized 10,000,000 shares at
        September 30, 2000 and 2,000,000 shares at December 31, 1999; issued and outstanding 1,535,986 shares
       at September 30, 2000 and 1,526,067 at December 31, 1999                           7,680          7,630
     Surplus                                                                              8,484          8,447
     Undivided profits                                                                    3,836          1,970
     Accumulated other comprehensive loss                                                  (267)          (210)
                                                                                       --------       --------
             Total stockholders' equity                                                  19,733         17,837
                                                                                       --------       --------
Commitments and contingent liabilities
             Total liabilities and stockholders' equity                                $208,247       $180,276
                                                                                       ========       ========



See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)




Three Month Periods Ended September 30, 2000 and 1999



                                                                     2000           1999
                                                                     ----           ----
Interest income:
     Interest and fees on loans                                    $ 3,312        $ 2,525
     Interest on federal funds sold and securities
        purchased under resale agreements                              163            219
     Interest on deposit with banks                                     47              1
     Interest on securities - taxable                                  791            760
     Interest on securities - nontaxable                                57             66
                                                                   -------        -------
           Total interest income                                     4,370          3,571
                                                                   -------        -------
Interest expense:
     Interest on time certificates of deposit
        of $100 or more                                                293            229
     Interest on other deposits                                      1,835          1,474
     Interest on notes payable to Federal Home Loan Bank               181            -
                                                                   -------        -------
           Total interest expense                                    2,309          1,703
                                                                   -------        -------
           Net interest income                                       2,061          1,868
Provision for loan losses                                               52             45
                                                                   -------        -------
            Net interest income after provision
             for loan losses                                         2,009          1,823
                                                                   -------        -------
Noninterest income:
     Service charges on deposit accounts                               147            123
     Other service charges, commissions and fees                        70             52
     Other income                                                       20             19
     Realized securities gains, net                                    -                3
                                                                   -------        -------
           Total noninterest income                                    237            197
                                                                   -------        -------
Noninterest expense:
     Salaries and employee benefits                                    728            683
     Occupancy expense of bank premises                                 80             67
     Furniture, fixtures and equipment                                 120            118
     Stationery, printing and supplies                                  41             33
     Write-downs and losses, net, on foreclosed properties              (1)            17
     Other expenses                                                    300            272
                                                                   -------        -------
           Total noninterest expense                                 1,268          1,190
                                                                   -------        -------
           Income before income tax expense                            978            830
Income tax expense                                                     328            264
                                                                   -------        -------
           Net income                                                  650            566
Other comprehensive loss, net of income tax benefit:
      Net unrealized losses on available-for-sale securities            (4)          (104)
                                                                   -------        -------
         Comprehensive income                                      $   646        $   462
                                                                   =======        =======
Net income per share
    Net income per share                                           $  0.43        $  0.37
                                                                   =======        =======
    Net income per share - assuming dilution                       $  0.42        $  0.37
                                                                   =======        =======



See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)




Nine Month Periods Ended September 30, 2000 and 1999

                                                                       2000             1999
                                                                       ----             ----
Interest income:
     Interest and fees on loans                                       $  9,193        $  7,427
     Interest on federal funds sold and securities
        purchased under resale agreements                                  235             491
     Interest on deposit with banks                                         57               2
     Interest on securities - taxable                                    2,380           2,061
     Interest on securities - nontaxable                                   173             209
                                                                      --------        --------
           Total interest income                                        12,038          10,190
                                                                      --------        --------
Interest expense:
     Interest on time certificates of deposit
     of $100 or more                                                       788             656
     Interest on other deposits                                          4,902           4,182
     Interest on notes payable to Federal Home Loan Bank                   347             -
     Interest on federal funds purchased and securities sold
     under repurchase agreements                                            11             -
                                                                      --------        --------
           Total interest expense                                        6,048           4,838
                                                                      --------        --------
           Net interest income                                           5,990           5,352
Provision for loan losses                                                  196             181
                                                                      --------        --------
           Net interest income after provision
           for loan losses                                               5,794           5,171
                                                                      --------        --------
Noninterest income:
     Service charges on deposit accounts                                   417             349
     Other service charges, commissions and fees                           224             178
     Other income                                                           47              67
     Realized securities gains, net                                        -                 8
                                                                      --------        --------
           Total noninterest income                                        688             602
                                                                      --------        --------
Noninterest expense:
     Salaries and employee benefits                                      2,131           1,940
     Occupancy expense of bank premises                                    223             195
     Furniture, fixtures and equipment                                     359             322
     Stationery, printing and supplies                                     110              72
     Write-downs and losses, net, on foreclosed properties                  33              24
     Other expenses                                                        852             784
                                                                      --------        --------
           Total noninterest expense                                     3,708           3,337
                                                                      --------        --------
           Income before income tax expense                              2,774           2,436
Income tax expense                                                         908             770
                                                                      --------        --------
           Net income                                                    1,866           1,666
Other comprehensive loss, net of income tax benefit:
         Net unrealized losses on available-for-sale securities            (57)           (111)
                                                                      --------        --------
            Comprehensive income                                      $  1,809        $  1,555
                                                                      ========        ========
Net income per share
    Net income per share                                              $   1.22        $   1.10
                                                                      ========        ========
    Net income per share - assuming dilution                          $   1.21        $   1.08
                                                                      ========        ========



See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                (In thousands, except shares and per share data)


Nine Month Periods Ended September 30, 2000 and 1999

                                                                                             Accumulated
                                                                                               Other
                                                     Common                    Undivided    Comprehensive
                                                     Stock         Surplus      Profits           Loss        Total
                                               ---------------------------------------------------------------------
Balances at December 31, 1998                       $ 7,291       $ 7,769       $ 1,278       $   (46)       $16,292
Net income                                                -             -         1,666             -          1,666
Stock options exercised (9,477 shares)                   47            38           -               -             85
Change in net unrealized
  losses on available-for-sale
   securities, net of income tax benefit                  -             -             -           (111)         (111)
                                                    -----------------------------------------------------------------
Balances at September 30, 1999                      $ 7,338       $ 7,807       $ 2,944       $  (157)       $17,932
                                                    =======       =======       =======       =======        =======
Balances at December 31, 1999                       $ 7,630       $ 8,447       $ 1,970       ($  210)       $17,837
Net income                                                -             -         1,866             -          1,866
Stock options exercised (9,919 shares)                   50            37             -             -             87
Change in net unrealized
   losses on available-for-
   sale securities, net of income tax benefit             -             -             -           (57)           (57)
                                                    -----------------------------------------------------------------
Balances at September 30, 2000                      $ 7,680       $ 8,484       $ 3,836       $  (267)       $19,733
                                                    =======       =======       =======       =======        =======


See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

Nine Month Periods Ended September, 2000 and 1999

                                                                       2000            1999
                                                                       ----            ----
Cash flows from operating activities:
     Net income                                                       1,866           1,666
     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Provision for loan losses                                       196             181
        Depreciation and amortization of bank premises
          and equipment                                                 227             198
        Amortization of premiums and accretion
          of discounts, net                                               4               2
        Write-downs and losses on sales
          of foreclosed properties, net                                  33              24
        Gains on calls of securities                                    -                (8)
        (Increase) decrease in:
           Mortage loans held for sale                                 (221)          1,760
           Accrued interest receivable                                 (431)           (452)
           Other assets                                                (669)           (367)
      Increase (decrease) in:
          Accrued interest payable                                      184              81
          Other liabilities                                             (25)             76
                                                                   --------        --------
          Net cash provided by operating activities                   1,164           3,161
                                                                   --------        --------

Cash flows from investing activities:
     Net (increase) decrease in federal funds sold and
        securities purchased under resale agreements                 (8,610)            115
     Proceeds from maturities and calls of securities                   654           4,335
     Purchase of securities                                             -           (13,991)
     Net increase in loans made to customers                        (19,408)         (9,434)
     Recoveries on loans previously charged off                          61              70
     Proceeds from sales of foreclosed properties                       183             540
     Purchases of bank premises and equipment                          (219)            (87)
                                                                   --------        --------
        Net cash used in investing activities                       (27,339)        (18,452)
                                                                   --------        --------

Cash flows from financing activities:
     Net increase in time deposits                                   11,890          10,988
     Net increase in demand and savings deposits                      8,297           2,860
     Net decrease in federal funds purchased and securities
       sold under resale agreements                                    (145)            -
     Proceeds from notes payable from Federal Home Loan Bank          5,900             -
     Principle payments on capital lease obligations                    (26)            (55)
     Proceeds from issuance of common stock                              87              85
                                                                   --------        --------
        Net cash provided by financing activities                    26,003          13,878
                                                                   --------        --------

Net decrease in cash and due from banks                                (172)         (1,413)

Cash and due from banks at beginning of period                        8,959           5,925
                                                                   --------        --------
Cash and due from banks at end of period                           $  8,787        $  4,512
                                                                   ========        ========



See accompanying notes to unaudited consolidated financial statements.

                SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                  (Unaudited)
                (In thousands, except shares and per share data)

(1)    General

The consolidated financial statements include the accounts of Salem Community Bankshares, Inc. and its wholly-owned subsidiary, Salem Bank and Trust, N.A. (the Bank), (collectively the Company). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Salem Bank and Trust, N.A. 's 1999 Annual Report and additional information supplied in the 1999 Form 10-KSB.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

(2)    Securities

The amortized costs, gross unrealized holding gains, gross unrealized holding losses, and fair values for available-for-sale and held-to-maturity securities by major security type are as follows:

                                             September 30, 2000
                              -----------------------------------------------
                                                 Gross      Gross
                                              Unrealized  Unrealized
                                  Amortized     Holding    Holding     Fair
                                    Costs        Gains     Losses     Values
                              ----------------------------------------------
Available-for-sale
------------------

U.S. Government agencies
    and corporations               $ 6,992            -        (326)   6,666
Mortgage-backed securities           1,130            -         (79)   1,051
Other securities                     1,033            -           -    1,033
                                   -------      -------     -------   ------
          Totals                   $ 9,155            -        (405)   8,750
                                   =======      =======     =======   ======


Held-to-maturity
----------------------------
U.S. Government agencies
   and corporations                $36,963            -      (2,233)  34,730
Mortgage-backed securities             263            -           -      263
Obligations of state and
   political subdivisions            4,111           45           -    4,156
                                   -------      -------     -------   ------
          Totals                   $41,337           45      (2,233)  39,149
                                   =======      =======     =======   ======


As of September 30, 2000, securities with amortized costs of $33,457 were pledged to secure public deposits and for other purposes required by law.

                SALEM COMMUNITY BANKSHARES, INC.  AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                  (Unaudited)
                (In thousands, except shares and per share data)

(3)    Loans


A summary of loans outstanding is as follows:

                                        September 30, 2000    December 31, 1999
                                        -----------------     -----------------
Commercial                                   $  12,963           $   9,058
Consumer, principally installment               32,664              22,183
Real estate - mortgage                          77,535              71,914
Real estate - construction                      14,215              14,881
                                             ---------           ---------

     Total loans                               137,377             118,036
Less unearned income                            (1,265)             (1,039)
                                             ---------           ---------
     Total loans, less unearned income       $ 136,112           $ 116,997
                                             =========           =========


(4)    Nonperforming Assets, Impaired Loans and Allowance for Loan Losses

Nonperforming assets consist of the following:


                                   September 30, 2000  December 31, 1999
                                   ------------------  -----------------

Nonaccrual loans                         $687              $  810
Foreclosed properties                     101                 216
                                         ----              ------

     Total nonperforming assets          $788              $1,026
                                         ====              ======


There were no commitments to lend additional funds to customers whose loans were
classified as nonperforming at September 30, 2000.   Included in nonaccrual
loans as of September 30, 2000 is a restructured loan approximating $302.

The following table shows the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest that was earned and included in income on these loans:



                                             Nine Months Ended September 30,
                                            --------------------------------
                                               2000                  1999
                                               ----                  ----

Pro forma interest on nonaccrual loans       $  47                     51
                                             =====                     ==

Recorded interest on nonaccrual loans        $  29                     43
                                             =====                     ==

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)


At September 30, 2000, the recorded investment in loans that have been identified as impaired loans, in accordance with Statement 114 and which includes nonaccrual, restructured and certain watch list loans, totaled $758. Of this amount $248 related to loans with no valuation allowance, and $510 related to loans with a corresponding valuation allowance of $91.

A summary of the activity in the allowance for loan losses follows:



                                               Nine Months Ended September 30,
                                               --------------------------------
                                                  2000                  1999
                                                 ------                 -----
Balances, beginning of period                    $1,404                 1,284
Provision for loan losses                           196                   181
Loans charged off                                  (192)                 (161)
Loan recoveries                                      61                    70
                                                 ------                 -----
Balances, end of period                          $1,469                 1,374
                                                 ======                 =====


(5)    Time Deposits and Other Deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $20,469 at September 30, 2000.

(6)    Net Income Per Share

Net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per share-assuming dilution reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or vested into common stock or resulted in the issuance of common stock that they shared in the earnings of the entity.

The following is a reconciliation of the numerators and denominators of the net income per share and net income per share - assuming dilution computations for the periods indicated:



Net Income                                   Shares       Per Share
Three Months Ended September 30, 2000      (Numerator)  (Denominator)    Amount
-------------------------------------      -----------  -------------  ---------
Net income per share                             $650      1,531,027        $.43
                                                                            ----
Effect of dilutive stock options                    -         12,660
                                                 ----      ---------

Net income per share - assuming dilution         $650      1,543,687        $.42
                                                 ====      =========        ----



                                           Net Income      Shares      Per Share
Three Months Ended September 30, 1999      (Numerator)  (Denominator)    Amount
-------------------------------------      ----------   ------------   ---------

Net income per share                             $566      1,522,853        $.37
Effect of dilutive stock options                    -         23,137     =======
                                                 ----      ---------

Net income per share - assuming dilution         $566      1,545,990        $.37
                                                 ====      =========     =======

                SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                  (Unaudited)
                (In thousands, except shares and per share data)

(6)    Net Income Per Share (cont.)


                                           Net Income      Shares      Per Share
Nine Months Ended September 30, 2000       (Numerator)  (Denominator)    Amount
------------------------------------       -----------  -------------  ---------

Net income per share                           $1,866      1,527,732       $1.22
Effect of dilutive stock options                    -         13,862       =====
                                               ------      ---------

Net income per share - assuming dilution        1,866      1,541,594       $1.21
                                               ======      =========       =====

                                           Net Income      Shares      Per Share
Nine Months Ended September 30, 1999       (Numerator)  (Denominator)    Amount
------------------------------------       ----------   ------------   ---------

Net income per share                           $1,666      1,518,662       $1.10
Effect of dilutive stock options                    -         24,326       =====
                                               ------      ---------

Net income per share - assuming dilution       $1,666      1,542,988       $1.08
                                               ======      =========       =====


(7)   Reorganization

On May 31, 2000, shareholders approved the proposed reorganization of the Bank into a holding company structure. On September 11, 2000, this proposed reorganization was completed with 1,535,986 shares of Salem Bank and Trust, N.A. common stock being exchanged one-for-one for 1,535,986 shares of Salem Community Bankshares, Inc. common stock. As a result of this reorganization, the Bank became a wholly-owned subsidiary of Salem Community Bankshares, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data and ratios)

The following is a discussion of the factors which significantly affected the financial condition and results of operations of Salem Community Banshares, Inc. and subsidiary at September 30, 2000 and for the nine-month and three-month periods ended September 30, 2000. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes presented herein, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

On May 31, 2000, shareholders approved the proposed reoganization of the Bank into a holding company structure. On September 11, 2000, this proposed reorganization was completed with 1,535,986 shares of Salem Bank and Trust, N.A. common stock being exchanged one-for-one for 1,535,986 shares of Salem Community Bankshares, Inc. common stock. As a result of this reorganization, the Bank became a wholly-owned subsidiary of Salem Community Bankshares, Inc.

BALANCE SHEET

Total assets of the Company at September 30, 2000 exceeded total assets at December 31, 1999 by $27,971 or 15.5 percent. This increase was due primarily to an increase of $8,610 in federal funds sold and securities purchased under resale agreements, the source of which were the uninvested portion of the notes
from the Federal Home Loan Bank of Atlanta, and loan portfolio growth.   Net
loans outstanding at September 30, 2000 compared to December 31, 1999 showed an increase of $19,050, or 16.5 percent, and resulted from increased customer demand, especially in indirect dealer loan products.

Total deposits increased by $20,187, or 12.9 percent, due mostly to increases in interest-bearing demand deposits and time deposits. Interest-bearing demand deposits increased $6,554, or 17.8 percent and time deposits increased $11,890, or 12.7 percent, due to the Company offering more attractive depository products than area competition.

ALLOWANCE FOR LOAN LOSSES,  NONPERFORMING ASSETS AND IMPAIRED LOANS

The provision for loan losses was $196 for the nine months ended September 30, 2000 compared to $181 for the same period in 1999, an increase of $15. The provision for loan losses was $52 for the three months ended September 30, 2000 compared to $45 for the same period in 1999, an increase of $7. The Company's considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to ensure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank's loan portfolio. As of September 30, 2000, the ratio of the allowance for loan losses to loans, net of unearned income, was 1.08 percent. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to recognize additions to the allowance based on their judgments about information available at the time of their examination.

Foreclosed properties decreased to $101 at September 30, 2000 from $216 at December 31, 1999. This decrease resulted from the sale of properties and increased efforts by management to minimize the amount of such properties held. There were also $33 in net write-downs and losses on these properties for the nine months ended September 30, 2000, although a $1 net gain was recognized during the third quarter of 2000.

Nonaccrual loans were $687 and $810 at September 30, 2000 and at December 31, 1999, respectively. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans approximated $758 at September 30, 2000 and $1,032 at December 31, 1999.

See note 4 to the Company's unaudited consolidated financial statements for a summary of the changes in the Company's allowance for loan losses and a summary of nonperforming assets.

CAPITAL RESOURCES

Stockholders' equity increased by $1,896, or 10.6 percent, as of September 30, 2000 to $19,733 compared to stockholders' equity of $17,837 at December 31, 1999. The increase was primarily due to net earnings which were retained and the exercise of 9,919 stock options by employees and directors during the third quarter of 2000. Stockholders' equity at September 30, 2000 has been reduced by $267 which represents the excess of amortized costs over the fair value of available-for-sale securities, net of taxes, held by the Company. This sole component of comprehensive income has been recorded as a separate component of stockholders' equity and will continue to be subject to change in future periods due to fluctuations in market value, sales, purchases, maturities and calls of securities classified as available-for-sale.

The Bank is in compliance with minimum Tier 1 and total capital ratios of 4 percent and 8 percent, respectively, as of September 30, 2000 and December 31, 1999. The Bank's leverage ratios at September 30, 2000 and December 31, 1999 were also in excess of the 4 percent minimum.

There are no material commitments for capital expenditures as of September 30, 2000. In addition, there are no expected material changes in the mix or relative cost of capital resources.

NET INTEREST INCOME

The principal source of earnings for the Company is net interest income. Net interest income is the net amount of interest earned on the Company's interest-bearing assets less the amount of interest paid on the Company's deposits and other interest-bearing liabilities. Net interest income before the provision for loan losses was $5,990 for the nine months ended September 30, 2000 compared with $5,352 for the nine months ended September 30, 1999, an increase of $638 or
11.9 percent. Net interest income before the provision for loan losses was $2,061 for the three months ended September 30, 2000 compared with $1,868 for the three months ended September 30, 1999, an increase of $193 or 10.3 percent. Total interest income increased from $10,190 for the nine months ended September 30, 1999 to $12,038 for the same period in 2000, an 18.1 percent increase. This increase was mostly due to increased interest and fees on loans which resulted from a larger loan portfolio. Interest expense increased from $4,838 for the nine months ended September 30, 1999 to $6,048 for the same period in 2000, a
25.0 percent increase. Interest expense increased from $1,703 for three months ended September 30, 1999 to $2,309 for the same period in 2000, a 35.6 percent increase. This increase in interest expense was due mainly to an increase in interest-bearing demand and time deposits.

NONINTEREST INCOME

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company's noninterest income increased from $602 for the first nine months in 1999 to $688 for the same period in 2000, an increase of 14.3 percent. The Company's noninterest income increased from $197 for the third quarter in 1999 to $237 for the same period in 2000, an increase of 20.3 percent. This trend resulted from increases in service charges on deposit accounts and other services charges and fees which resulted from a greater volume of deposits and fewer such fees and charges being waived by management.

NONINTEREST EXPENSE

The Company's noninterest expense increased from $3,337 for the first nine months in 1999 to $3,708 or 11.1 percent for the same period in 2000. The Company's noninterest expense increased from $1,190 for the third quarter in
1999 to $1,268 or 6.6 percent for the same period in 2000.   The overall
increase was due primarily to increase in salaries and employee benefits along with increases in occupancy expense and other expenses. Such increases resulted primarily from the second quarter 2000 opening of the Brandon Oaks branch as well as certain renovations being made to Company property.

INCOME TAXES

The reported income tax expense for the nine months ended September 30, 2000 was $908 (effective tax rate of 32.7 percent) compared to $770 (effective tax rate of 31.6 percent) for the same period in 1999. The reported income tax expense for the three months ended September 30, 2000 was $328 (effective tax rate of 33.5 percent) compared to $264 (effective tax rate of 31.8 percent) for the same period in 1999. This increase in income tax expense was due to an increase in net taxable income and a decrease in interest on securities-nontaxable.

NET INCOME

Net income for the nine months ended September 30, 2000 was $1,866 compared to $1,666 for the same period in 1999. This increase of $200, or 12.0 percent, was due primarily to the increase in net interest income. The Company achieved a
 .90 percent return on average assets, or 1.20 percent annualized, during the first nine months of 2000, compared to a .92 percent, or 1.23 percent
annualized, return on average assets for  the same period in 1999.   Net income
for the three months ended September 30, 2000 was $650 compared to $566 for the same period in 1999.

LIQUIDITY

Liquidity is the ability to generate adequate cash flow to meet financial commitments and to fund customers' demands for funds, either in terms of loan requests or deposit withdrawals. Liquidity may be provided by both assets and liabilities. Asset liquidity is derived from sources such as readily marketable investments, principal and interest payments on loans, and cash and due from banks. Liability liquidity is provided by the core deposit growth from the Company's strong, stable customer base. Management believes the liquidity of the Company remains adequate, as sufficient assets are maintained on a short-term basis, as well as certain debt alternatives, to meet the liquidity demands anticipated. Secondary sources of funds are also available should the need arise. Management is not aware of any trends, commitments or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity.

Net cash provided by operating activities of $1,164 for the nine months ended September 30, 2000 decreased $1,997 from the same period in 1999 and was primarily attributable to a decrease in the mortgage loans held for sale category which fluctuates based upon loan demand and the timing of loan sales in the secondary market. Net cash flows provided by financing activities for the nine months ended

September 30, 2000 increased $12,125 from the same period in 1999 due to utilization of $5,900 in advances from the Federal Home Loan Bank and increased deposits. Cash flows used in investing activities were used primarily to fund the net increase in loans of $19,408 and the purchase of federal funds sold of $8,610 for the nine months ended September 30, 2000.

GENERAL
-------

IMPACT OF INFLATION AND CHANGING PRICES

The unaudited consolidated financial statements and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

DERIVATIVES

The Company does not use derivatives or other off-balance sheet transactions such as future contracts, forward obligations, interest rate swaps, or options.

YEAR 2000

Subsequent to December 31, 1999, the Company has not experienced any significant disruptions to financial or operating activities caused by failure to computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on the Compaany's operations or financial results in 2000.

FUTURE ACCOUNTING CONSIDERATIONS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. Statement 133 was issued to address concerns over the lack of uniformity in accounting and reporting for derivative instruments and hedging activities.

Statement 133, as amended by Statement 137, Deferral of the Effective Date of FASB Statement No. 133 and Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although earlier application is permitted. Retroactive application of Statement 133 to financial statements of prior periods is not permitted.

Future adoption of Statement 133 is not expected to have any effect on the consolidated financial position results of operations or liquidity of the Company. The Company currently does not hold derivative instruments as defined by Statement 133.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Items 1 - 5.  None for the quarter ended September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits required by Item 601 of Regulation S-B:

       Exhibit 27 - Financial Data Schedule.

  (b) Reports on Form 8-K filed during the nine months ended September 30, 2000.

       None.

                SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
       -----------------------           -------------------------------------
                                         Clark Owen, Jr., President and
                                         Chief Executive Officer

Date:
       -----------------------           -------------------------------------
                                         Gill R. Roseberry, Secretary and
                                         Chief Financial Officer