Form 10KSB40
period 2000-12-31
SALEM COMMUNITY BANKSHARES INC
filed 2001-04-12
CIK 1112755

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

{ X } ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended              December 31, 2000
                                ----------------------------------

{   }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the transition period from ___________________ to __________________


       Commission file number           N/A
                             ----------------------------


                        SALEM COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Virginia                                        31-1736845
---------------------------                       ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

220 East Main Street
Salem, Virginia                                          24153
------------------------------------              ------------------------------
(Address of principal executive offices)                  (Zip Code)

(Issuer's telephone number, including area code) (540)  387-0223
                                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                No
                               -------------             ______________

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year.  $17,508,000
                                                          -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $20,459,935, (Based on average bid of $12.375 and asked of $13.25 as of March 28, 2001).

State the number of shares outstanding of each of the issurer's classes of common equity, as of the latest practicable date:

          Class                                    Outstanding at March 28, 2001
----------------------                             -----------------------------
COMMON STOCK, NO PAR VALUE                                1,596,873 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated in Parts I and II of this report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one) :

                  Yes                       No       X
                       _____________           ---------------

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business                                                        Page (s)
--------------------------------

         General                                                                             5

         Loans and Similar Commitments                                                       5

         Deposits                                                                            5

         Loans                                                                               5

         Seasonality                                                                         5

         Foreign Funds                                                                       5

         Impact of Environmental Laws                                                        5

         Regulation and Supervision                                                          6

         Other Business                                                                      6

         Employees                                                                           6

         Competition                                                                         6

         Statistical Information:

              Distribution of Assets, Liabilities and Stockholders' Equity;
                Interest Rates and Interest Differential                                  7  -  9

              Investment Portfolio                                                       10  - 11

              Loan Portfolio                                                             12  - 13

              Summary of Loan Loss Experience                                            14  - 15

              Deposits                                                                      16

              Return on Equity and Assets                                                   16

Item 2.    Description of Property                                                          17
----------------------------------

Item 3.    Legal Proceedings                                                                17
----------------------------

Item 4.    Submission of Matters to a Vote of Security Holders                              17
--------------------------------------------------------------

                               TABLE OF CONTENTS
                                  (continued)

                                                                                        Page (s)
                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                      18
-------------------------------------------------------------------

Item 6.    Management's Discussion and Analysis or Plan of Operation                     18
--------------------------------------------------------------------
           Analysis of Interest Rate Sensitivity                                         18

           Interest Rate Sensitivity                                                     19

Item 7.    Financial Statements                                                          20
-------------------------------

Item 8.    Changes In and Disagreements With Accountants on Accounting
           -----------------------------------------------------------
            and Financial Disclosure                                                     20
            ------------------------


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,
------------------------------------------------------------------------
           Compliance with Section 16 (a) of the Exchange Act                         21 - 22
           --------------------------------------------------

Item 10.   Executive Compensation                                                     23 - 24
---------------------------------

Item 11.   Security Ownership of Certain Beneficial Owners and Management                24
-------------------------------------------------------------------------

Item 12.   Certain Relationships and Related Transactions                             24 - 25
---------------------------------------------------------

Item 13.   Exhibits and Reports on Form 8-K                                              25
-------------------------------------------


Signatures                                                                               26
----------

Index to Attached Exhibits                                                               27
--------------------------

                                     PART I

Item 1.  Description of Business
--------------------------------

General. Salem Community Bankshares, Inc. ("Bankshares"), a Virginia corporation
-------
was organized in 2000 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bankshares is headquartered in Salem, Virginia and conducts all of its business activities through offices of its wholly-owned subsidiary bank, Salem Bank and Trust, N.A., (the "Bank") (collectively "the Company"). Bankshares exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish. Bankshares administrative offices are located at 220 East Main Street, Salem, Virginia.

Salem Bank and Trust, N.A. was incorporated in 1976 under the laws of the Commonwealth of Virginia and opened for business June 12, 1978 as a state bank. The Bank converted to a national banking association effective January 1, 1988. With an emphasis on personal service, the Bank today offers a broad range of commercial and retail banking products and services including checking, savings and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, agricultural loans, investment loans, small business loans, commercial lines of credit and letters of credit.

The Bank's primary service area is the City of Salem, Roanoke City and Roanoke County, Virginia. Salem is an independent city with a population of approximately 24,000 located within the boundaries of Roanoke County and contiguous to the western boundary of the City of Roanoke. The City of Salem enjoys a diverse economy including a variety of manufacturing and service industries, its own public school system, a respected four year liberal arts college and a modern medical center and hospital.

Loans and Similar Commitments. In the normal course of business, there are
-----------------------------
outstanding various commitments and contingencies, such as commitments to extend credit, etc., which are not reflected in the Company's consolidated financial statements. This information is included in note 14 of notes to consolidated financial statements on pages 35 and 36 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

Deposits. The deposits of the Bank are derived from a diversified group of
--------
individuals, small business, and municipal and other governmental bodies, none of which on an individual basis represents a material portion of the Bank's business. The Bank does bid on large time deposits from these groups from time to time. The funds are invested primarily in short-term U.S. Government issues or Federal Funds. The loss of any one depositor would not have a materially adverse effect on the business of the Bank. Deposits in the Bank are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation.

Loans. The Bank's loan portfolio consists primarily of consumer, small business,
-----
real estate mortgage and real estate construction loans, none of which is concentrated within a single industry or group of related industries, and the loss of any one or more would not have a materially adverse effect on the business of the Company. A summary of loans outstanding and information on concentrations of credit risk within the loan portfolio are included on page 26 and pages 35 to 36, respectively, of notes to the consolidated financial statements in the Company's 2000 Annual Report to Stockholders and are incorporated herein by reference.

Seasonality. The Company does not experience a material seasonal fluctuation
-----------
in its business.


Foreign Funds. The Bank does not have foreign depositors or extend credit to
-------------
foreign countries.


Impact of Environmental Laws. Compliance with Federal, state and local
----------------------------
provisions regulating the discharge of materials into the environment or relating to the protection of the environment has not had, and is not expected to have, a material effect on the Company.

Regulation and Supervision. Bankshares is a corporation approved by the Virginia
--------------------------
State Corporation Commission, Bureau of Financial Institutions to become a financial institution holding company and is subject to all applicable state laws and statues.

Bankshares was also approved by the Federal Reserve system to become a bank holding company under the provisions of the Bank Holding Company Act of 1956. The Federal Reserve is the primary regulator for the holding company.

The Bank is chartered under the National Bank Act and is subject to supervision and regular examination by the Office of the Comptroller of the Currency. As a member of the Federal Reserve System, the Bank is subject to regulation and examination under applicable provisions of the Federal Reserve Act. The Bank is also a member of the Federal Deposit Insurance Corporation and is subject to regulation and examination under the provisions of the Federal Deposit Insurance Act.

The Comptroller may not permit national banks to open branches unless branches are permitted by state statutes, and in granting such permission, must follow the geographic and other branching restrictions imposed by state law. Current Virginia law permits state-wide branch banking.

The Federal Reserve Board, the Comptroller's office and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0 percent. At least half of the total capital must be comprised of Tier 1 Capital for a minimum ratio of Tier 1 Capital to risk-weighted assets of 4.0 percent. The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The Company's Tier 1 and Total Risk-based Capital ratios as of December 31, 2000 were 13.82 percent and 14.89 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to total average assets less intangibles) guidelines that are applicable to Bankshares and the Bank. These guidelines provide for a minimum ratio of 3.0 percent for the companies that meet certain specified criteria. The Company's leverage ratio as of December 31, 2000 was 10.03 percent.

Other Business. The Company does not directly offer or engage in international,
--------------
trust, municipal trading services or any nontraditional commercial or consumer banking services or activities. It does, however, offer a non-deposit Retail Investment Program through Davenport & Company, LLC on a referral basis. The Bank also has a trust services referral program with First National Bank in Christiansburg, Virginia.

Employees. As of December 31, 2000, the Company had 84 full-time employees and 6
---------
part-time employees. Management has a good relationship with its staff and believes they are well qualified to compete in the Company's primary trade area.

Competition. The Bank competes mainly with other commercial banks and thrifts in
-----------
attracting and retaining deposits and in making consumer, real estate and commercial loans.

There are thirteen banks operating in the Roanoke Valley. The Bank competes for loans and deposits with other banks most of which are larger and have available resources greater than those of the Bank. In addition, there are a number of credit unions, mortgage companies, and finance companies that also compete with the Bank in providing loan and deposit services as well as insurance companies, brokerage houses, and others that compete for some of the services offered by the Bank.

Statistical Information:     (In Thousands, Except Per Share Data)
------------------------

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST
         ----------------------------------------------------------------------
         RATES AND INTEREST DIFFERENTIAL
         -------------------------------

         The table on the following page illustrates balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and the related income, expense and corresponding average yields earned and rates incurred. The average balances used in this table and other statistical data were calculated using daily average balances.

         It should be noted that income and yields are not reported on a tax-equivalent basis. Nonaccrual loans are included in average balances for yield computations. The interest rate spread is the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets.

         A discussion of noninterest income and noninterest expense may be found in the Management's Discussion and Analysis or Plan of Operation on pages 6 and 10 of the Company's 2000 Annual Report to Stockholder and is incorporated herein by reference.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


                                                                             2000                                1999
                                                       -----------------------------------------------------------------------------
                                                                                        Average                            Average
                                                                         Interest          Rate               Interest       Rates
                                                             Average      Income/       Earned/      Average  Income/      Earned/
                                                             Balance      Expense          Paid      Balance  Expense         Paid
------------------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and due from banks                                     $  5,451      $     -            -      $  5,387  $     -        $  -
Interest-bearing deposits with banks                           1,739          103         5.92%           58        3        5.17%
------------------------------------------------------------------------------------------------------------------------------------
Taxable securities                                            46,085        3,167         6.87%       42,612    2,859        6.71%
Non-taxable securities                                         4,168          228         5.47%        4,864      266        5.47%
------------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                              50,253        3,395         6.76%       47,476    3,125        6.58%
Federal funds sold and securities
     purchased under resale agreements                         6,494          410         6.31%       11,073      538        4.86%
Total loans (net of unearned)                                130,995       12,395         9.46%      106,431    9,839        9.24%
Allowance for loan losses                                     -1,441            -            -        -1,337        -           -
------------------------------------------------------------------------------------------------------------------------------------
     Loans, net                                              129,554            -            -       105,094        -           -
Bank premises and equipment                                    2,140            -            -         2,069        -           -
Accrued interest receivable                                    1,433            -            -         1,264        -           -
Foreclosed properties                                            138            -            -           248        -           -
Other assets                                                   1,120            -            -           830        -           -
------------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                           $198,322                                $173,499
                                                       ==============                           =============
Total Interest-earning Assets                               $189,481      $16,303         8.60%     $165,038  $13,505        8.18%
                                                       =============================================================================

Liabilities and Stockholders' Equity
------------------------------------

Noninterest-bearing demand deposits                           20,649            -            -        19,772        -           -
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing demand deposits                              41,552        1,677         4.04%       35,545    1,190        3.35%
Savings deposits                                               6,250          164         2.62%        5,944      145        2.44%
Certificates of deposit $100,000 & over                       17,863        1,105         6.19%       15,205      885        5.82%
Other time deposits                                           83,841        4,937         5.89%       78,263    4,276        5.46%
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                         149,506        7,883         5.27%      134,957    6,496        4.81%
Federal funds purchased and securities
     sold under repurchase agreements                            424           11         2.59%          178        8        4.49%
FHLB borrowings                                                7,060          519         7.35%            -        -           -
Accrued interest payable                                       1,195            -            -           993        -           -
Other liabilities                                                422            -            -           228        -           -
------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                       179,256                                 156,128
Stockholders' equity                                          19,066                                  17,371
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities/Stockholders' Equity                      $198,322                                $173,499
                                                       =============                           =============
Total Interest-bearing Liabilities                          $156,990      $ 8,413         5.36%     $135,135  $ 6,504        4.81%
                                                       =============================================================================

Interest rate spread                                                                      3.24%                              3.37%
                                                                                  ==============                      =============

Interest Income/Interest-earning Assets                                                   8.60%                              8.18%
Interest Expense/Interest-earning Assets                                                  4.44%                              3.94%
                                                                                  ==============                      =============
Net Interest Income/Net Yield on Interest-earning Assets                  $ 7,890         4.16%               $ 7,001        4.24%
                                                                     ===========================             ======================
                                                                                     1998
                                                                   -------------------------------------
                                                                                                Average
                                                                                 Interest         Rates
                                                                     Average      Income/       Earned/
                                                                     Balance      Expense          Paid
                                                                   -------------------------------------
Assets
------
Cash and due from banks                                             $  4,722      $     -            -
Interest-bearing deposits with banks                                      40            2         5.00%
--------------------------------------------------------------------------------------------------------
Taxable securities                                                    20,775        1,337         6.44%
Non-taxable securities                                                 6,039          345         5.71%
--------------------------------------------------------------------------------------------------------
     Total investment securities                                      26,814        1,682         6.27%
Federal funds sold and securities
     purchased under resale agreements                                13,558          722         5.33%
Total loans (net of unearned)                                         99,281        9,488         9.56%
Allowance for loan losses                                             -1,242            -            -
--------------------------------------------------------------------------------------------------------
     Loans, net                                                       98,039            -            -
Bank premises and equipment                                            2,178            -            -
Accrued interest receivable                                              943            -            -
Foreclosed properties                                                    338            -            -
Other assets                                                             620            -            -
--------------------------------------------------------------------------------------------------------
     Total Assets                                                   $147,252
                                                                   ==========
Total Interest-earning Assets                                       $139,693      $11,894         8.51%
                                                                   =====================================

Liabilities and Stockholders' Equity
------------------------------------

Noninterest-bearing demand deposits                                   17,736            -            -

Interest-bearing demand deposits                                      29,526          995         3.37%
Savings deposits                                                       5,524          134         2.43%
Certificates of deposit $100,000 & over                               11,807          719         6.09%
Other time deposits                                                   65,695        3,841         5.85%
--------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                                 112,552        5,689         5.05%
Federal funds purchased and securities
     sold under repurchase agreements                                      -            -            -
FHLB borrowings                                                            -            -            -
Accrued interest payable                                                 839            -            -
Other liabilities                                                        305            -            -
--------------------------------------------------------------------------------------------------------
     Total Liabilities                                               131,432
Stockholders' equity                                                  15,820
--------------------------------------------------------------------------------------------------------
Total Liabilities/Stockholders' Equity                              $147,252
                                                                   ==========
Total Interest-bearing Liabilities                                  $112,552      $ 5,689         5.05%
                                                                   =====================================

Interest rate spread                                                                              3.46%
                                                                                          ==============

Interest Income/Interest-earning Assets                                                           8.51%
Interest Expense/Interest-earning Assets                                                          4.07%
                                                                                          ==============
Net Interest Income/Net Yield on Interest-earning Assets                          $ 6,205         4.44%
                                                                             ===========================

NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
--------------------------------------------

The following table describes the impact on the Company's interest income and interest expense resulting from changes in average balances and average rates for the periods indicated. The changes in interest due to both volume and rate have been allocated to volume and rate changes equally.

                                                                                 Years Ended December 31,
                                                                    2000/1999                               1999/1998
                                                  --------------------------------------------------------------------------------
                                                     Increase    (decrease)     Total        Increase    (decrease)     Total
                                                       due to    change in:     or net        due to     change in:     or net
                                                  --------------------------             ---------------------------
                                                      Average     Average      increase      Average      Average      increase
                                                      balance      rate       (decrease)     balance       rate       (decrease)
                                                  --------------------------------------------------------------------------------
Interest-earning assets:
Interest-bearing deposits with banks                 $  100           -            100        $    1           -              1
Taxable securities                                      237          71            308         1,435          87          1,522
Non-taxable securities                                  -38           -            -38           -66         -13            -79
Federal funds sold and securities purchased
   under resale agreements                             -261         133           -128          -127         -57           -184
Total loans (net of unearned)                         2,319         237          2,556           672        -321            351
----------------------------------------------------------------------------------------------------------------------------------

Income on interest-earning assets                     2,357         441          2,798         1,915        -304          1,611
----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing demand deposits                        220         267            487           202          -7            195
Savings deposits                                          8          11             19            10           1             11
Certificates of deposit of $100,000 & over              162          58            220           202         -36            166
Other time deposits                                     316         345            661           711        -276            435
Federal funds purchased and securities sold
   under repurchase agreements                            4          -1              3             8           -              8
Federal Home Loan Bank long-term debt                   519           -            519             -           -              -
                                                  --------------------------------------------------------------------------------

Expense of interest-bearing liabilities               1,229         680          1,909         1,133        -318            815
----------------------------------------------------------------------------------------------------------------------------------

Net change in net interest income                     1,128        -239            889           782          14            796
                                                  ================================================================================

II.      INVESTMENT PORTFOLIO
         --------------------

         The amortized costs and fair values of available-for-sale securities as of December 31, 2000 and 1999 were as follows:

                                                                               December 31, 2000
                                                              --------------------------------------------
                                                              Amortized                          Fair
                                                              Costs                              Values
                                                              --------------------------------------------
         U. S. Government agencies
            and corporations (1)                              $  8,116                             7,986
         FHLB and FRB Stock                                      1,033                             1,033
                                                              --------                            ------
            Totals                                            $  9,149                             9,019
                                                              ========                            ======

                                                                               December 31, 1999
                                                              --------------------------------------------
                                                              Amortized                          Fair
                                                              Costs                              Values
                                                              --------------------------------------------

         U. S. Government agencies
            and corporation (1)                               $  8,752                             8,434
         FHLB and FRB Stock                                        942                               942
                                                              --------                            ------
            Totals                                            $  9,694                             9,376
                                                              ========                            ======

         The amortized costs of held-to-maturity securities as of December 31, 2000 and 1999 were as follows:

                                                                              December 31,
                                                              -----------------------------------
                                                                       2000             1999
                                                              -----------------------------------
         U. S. Government agencies
            and corporations (1)                                   $35,648               37,249
         State and political subdivisions                            3,786                4,207
                                                                   --------             -------
            Totals                                                 $39,434               41,456
                                                                   =======              =======

         (1) Mortgage-backed securities are included in the totals for U.S. Government agencies and corporations.

         Other than U. S. Government securities, the Company has no securities with any issuer that exceeds 10% of its stockholders' equity.

         The following tables set forth the maturity distribution and weighted average yields of the investment portfolio at December 31, 2000. The weighted average yields are calculated on the basis of amortized costs of the investment portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount. Yields on tax-exempt investments have been computed on a tax equivalent basis assuming a federal tax rate of 34 percent.

                              AVAILABLE-FOR-SALE

                                                                   December 31, 2000
                                                     --------------------------------------------
                                                                                        Weighted
                                                      Amortized         Fair            Average
                                                      Costs             Values          Yields
                                                     --------------------------------------------
U. S. Government agencies
   and corporations (1):
         After one to five years                     $ 1,124            1,073            4.77%
         After ten years                               6,992            6,913            7.43%
                                                     -------           ------           -----
                                                       8,116            7,986            7.06%
FHLB and FRB Stock:
         No maturity                                   1,033            1,033            6.93%
                                                     -------           ------           -----
Total available-for-sale securities                  $ 9,149            9,019            7.09%
                                                     =======           ======           =====

                               HELD-TO-MATURITY

                                                                   December 31, 2000
                                                     --------------------------------------------
                                                                                        Weighted
                                                      Amortized         Fair            Average
                                                      Costs             Values          Yields
                                                     --------------------------------------------
U. S. Government agencies and corporations (1):
         One year or less                            $   100              100            7.89%
         After one to five years                       2,553            2,544            6.39%
         After five to ten years                       9,997            9,834            6.55%
         After ten years                              22,998           22,322            6.77%
                                                      ------           ------           -----
                                                      35,648           34,800            6.69%

State and political subdivisions:
         One year or less                                700              702            5.00%
         After one to five years                       2,063            2,078            7.38%
         After five to ten years                       1,023            1,054            8.62%
                                                     -------           ------           -----
                                                       3,786            3,834            5.27%

Total held-to-maturity securities                    $39,434           38,634            6.78%
                                                     =======           ======           =====
Total securities                                     $48,583           47,653            6.82%
                                                     =======           ======           =====

(1) Mortage-backed securities are included in the totals for U. S. Government agencies and corporations.

III.     LOAN PORTFOLIO
         --------------

         A summary of loans outstanding is as follows:

                                                                   December 31,
                                                      ----------------------------------
                                                         2000                    1999
                                                         ----                    ----
         Commercial                                     13,527                    9,058
         Consumer, principally installment              34,520                   22,183
         Real estate - mortgage                         76,481                   71,914
         Real estate - construction                     16,285                   14,881
                                                        ------                  -------

              Total loans                              140,813                  118,036

         Less unearned income                         (  1,236)                (  1,039)
                                                      ---------                 -------

              Total loans, less unearned income       $139,577                  116,997
                                                      =========                 =======

         The following table presents the maturities of loans for the Bank. Maturities of loans are not readily available by loan category.

                                                               December 31, 2000
                                                               -----------------
         Aggregate maturities of loan balances which are due:

         Within one year                                            $  47,909
         Over one year through five years                              59,282
         Over five years                                               33,622
                                                                    ---------
              Total loans                                           $ 140,813
                                                                    =========

Loans with aggregate maturities of more than one year with a predetermined interest rate totaled $86,327, and an additional $6,577, were priced with adjustable interest rates.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. This information is incorporated by reference in this report from note 14 on pages 35 and 36 of the 2000 Annual Report to Stockholders.

The Bank also has certain concentrations of credit risk. This information is incorporated by reference in this report from note 15 on page 36 of the 2000 Annual Report to Stockholders.

The following table presents information concerning nonperforming assets.

                                                                    December 31,
                                                     --------------------------------------------
                                                          2000                             1999
                                                          ----                          -------
Nonaccrual loans                                         $   583                            810
Foreclosed properties                                        160                            216
                                                         -------                          -----
Total nonperforming assets                               $   743                          1,026
                                                         =======                          =====

Accruing loans contractually past due
90 days or more                                          $   680                             97
                                                         =======                          =====

The increase in loans past due 90 days or more was due to one loan in the amount of $567 which was pending foreclosure. The loan was refinanced in January 2001 and is current as of the date of this filing.

Included in nonaccrual loans as of December 31, 2000 is a restructured loan totaling $301.There were no committments to lend additional funds to customers whose loans were classified as nonperforming at December 31, 2000.

The following table shows the proforma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest that was included in income on these loans:

                                                               Years Ended December 31,
                                              -----------------------------------------------------
                                                 2000                  1999                 1998
                                                 ----                  ----                 ----
Proforma interest-nonaccrual loans               $62                     80                  74
                                                 ===                     ==                  ==
Recorded interest-nonaccrual loans               $53                     65                  76
                                                 ===                     ==                  ==

Loans are generally placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well secured and in the process of collection.

At December 31, 2000 and 1999, the recorded investment in loans which have been identified as impaired loans totaled $707 and $1,032, respectively. Of these amounts, $281 and $711 related to loans with no valuation allowance, and $426 and $321 related to loans with a corresponding valuation allowance of $89 and $67, respectively.

For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans was approximately $870, $1,092 and $998, and the total interest income recognized on impaired loans was $68, $85 and $96, of which $53, $65 and $76, respectively, was recognized on a cash basis.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
------------------------------------

    The following is an analysis of the allowance for loan losses:

                                                      Years Ended December 31,
                                               --------------------------------
                                                     2000       1999      1998
                                               --------------------------------

    Average loans outstanding                    $130,995    106,431    99,281
                                               ================================

    Balance at beginning of year                   $1,404      1,284     1,200

    Additions charged to operations                   320        315       358

    Charge-offs:
      Commercial loans                                -86        -25      -177
      Consumer loans, principally
       installment                                   -233       -234      -191
      Real estate loans                                -1        -17       -22

    Recoveries:
      Commercial loans                                 20         41        60
      Consumer loans, principally
       installment                                    105         38        56
      Real estate loans                                 -          2         -

                                               --------------------------------

    Net charge-offs                                  -195       -195       -274
                                               --------------------------------

    Balance at year end                            $1,529      1,404      1,284
                                               ================================

    Ratio of net charge-offs
     during the year to average loans
     outstanding during the year                    0.15%      0.18%      0.28%
                                               ================================

A breakdown of the allowance for loan losses in dollars and loans in each category to total loans in percentages is provided in the following table. However, the Bank's management does not believe that the allowance for loan losses can be fragmented by category with a degree of precision. Because all of these factors are subject to change, the breakdown is not necessarily indicative of future loan losses in the indicated categories.

 The following is an allocation of the allowance for loan losses:

                                               December 31,
                -----------------------------------------------------------------------------
                      2000                        1999                      1998
                ------------------------  ----------------------  ---------------------------

                           Percent of                Percent of                 Percent of
                           loans in                  loans in                   loans in
                           each category             each category              each category
                Allowance  to total       Allowance  to total      Allowance    to total
                Amount     Loans          Amount     Loans         Amount       Loans
                -----------------------------------------------------------------------------
Commercial      $  93       9.61%            69         7.67%         92       12.22%
Consumer Loans    218      24.51%           170        18.79%        145       19.11%
Real Estate       634      65.88%           666        73.54%        520       68.67%
Unallocated       584         --            499           --         527          --
               ------     ------          -----       ------       -----     -------
               $1,529     100.00%         1,404       100.00%      1,284      100.00%
               ======     ======          =====       ======       =====     =======

V.       DEPOSITS
         --------

         The following table details the average amount of, and the average rate paid on, the primary deposit categories for the periods indicated:

                                                             Years Ended December 31,
                                             -----------------------------------------------------
                                                           2000                      1999
                                             -----------------------------------------------------
                                             Average         Average        Average     Average
                                             Balance          Rate          Balance      Rate

                                             -----------------------------------------------------
         Interest-bearing deposits:
            Interest-bearing demand
               deposits                      $ 41,552           4.04%        35,545       3.35%
            Savings deposits                    6,250           2.62%         5,944       2.44%

         Time deposits:
            Certificates of deposit
             $100,000 and over                 17,863           6.19%        15,205       5.82%
            Other time deposits                83,841           5.89%        78,263       5.46%
                                               ------          -----        -------      -----

             Total interest-bearing deposits  149,506           5.27%       134,957       4.81%

         Noninterest bearing deposits          20,649                        19,772
                                               ------                        ------

             Total deposits                  $170,155                       154,729
                                              =======                       =======

         The following is a summary of the maturity distribution of certificates of deposit and other time deposits of $100,000 or more as of December 31, 2000:

                  Maturity
         ---------------------------
         3 months                           $  3,989
         3 months to 6 months                  7,140
         6 months to 12 months                 7,655
         Over 12 months                        3,893
                                             -------
                  Total                     $ 22,677
                                             =======


VI.      RETURN ON EQUITY AND ASSETS
         ---------------------------

         Information relating to the Company's return on average equity and average assets, dividend payout ratio and average equity to average total asset ratio is included in the "Selected Financial Data" section on page 2 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 2.  Description of Property
--------------------------------

The Bank owns one branch and one other location for its operations center, and leases five locations for its main office and branches. During 2000, the Bank opened a branch at 3804 Brandon Road, in Roanoke City, primarily serving the residents at Brandon Oaks Retirement Center.

All of the Bank's properties are listed below.

Properties Owned:

Operations Center          110 E. Main Street, Salem, VA 24153
West Main Office           1251 W. Main Street, Salem, VA 24153

Properties Leased:

Main Office                220 E. Main Street, Salem, VA 24153
South Salem Office         1406 Colorado Street, Salem, VA 24153
Oak Grove Office           2103 Electric Road, Roanoke, VA 24018
Hollins Office             7337 Williamson Road, Roanoke, VA 24019
Brandon Oaks Office        3804 Brandon Avenue, Roanoke, VA 24018

More detail concerning the Company's leases are provided in note (16) of the consolidated financial statements, this note is located on page 37 of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

Bankshares is headquartered and operated out of the Bank's Main Office at 220 E. Main Street.

Item 3.  Legal Proceedings
--------------------------

From time to time the Company is a party to lawsuits arising in the normal course of business, in which claims for money damages are asserted by or against the Company. Management, after consulting with legal counsel handling the respective matters, is of the opinion that the ultimate outcome of such pending actions, whether or not adverse to the Company, will not have a material effect upon its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

This information is presented on page 3 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

This information is presented on pages 4 through 12 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

                      ANALYSIS OF INTEREST RATE SENSITIVITY

The table below sets forth, as of December 31, 2000, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitivity gap divided by total interest-earning assets). The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear on the table.

The Company has a formal asset/liability management program provided through a correspondent bank relationship. The primary goal of the program is to provide management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing rates on profitability and capital accounts. While this planning process is designed to protect the Company over the long-term, it does not provide near-term protection from "interest rate shocks, " as interest rate sensitive assets and liabilities do not, by their nature, move up or down in tandem in response to changes in the overall rate environment. Therefore, the Company's profitability in the near-term may temporarily be affected, either positively by a falling interest rate scenario, or negatively by a period of rising rates.

An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to affect adversely net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to affect adversely net interest income. The Company's future earnings may be adversely affected by a sharp upturn in interest rates as the Company is liability sensitive for the next year. In a falling rate environment earnings would benefit to a certain degree from this position, because assets at higher rate levels would reprice downward at a slower rate than interest sensitive liabilities. After the ten year period the Company's net cumulative interest-sensitivity position reflects an asset sensitive position.

INTEREST RATE SENSITIVITY

The following table illustrates the interest rate sensitivity position of the Company as of December 31, 2000 (focusing only on repricing schedule and not fixed versus variable rates). This table presents a position that existed at one particular day, changes continually, and is not necessarily indicative of the Company's position at any other time.

                                                                         Maturing/Repricing In
                                                 ------------------------------------------------------------------------------
                                                    Under 3      4 to 12        1 to 5       6 to 10       Over 10
                                                     Months       Months         Years        Years         Years        Total
                                                 ------------------------------------------------------------------------------
Interest-sensitive Assets:
-------------------------

Securities (1)                                          500          300         5,689       11,020        29,911       47,420
Loans (2)                                             7,713       10,643        54,521       35,745        31,608      140,230
                                                 ------------------------------------------------------------------------------

Total Interest-sensitive assets                     $ 8,213       10,943        60,210       46,765        61,519      187,650
                                                 ==============================================================================

Cumulative Interest-sensitive assets                $ 8,213       19,156        79,366      126,131       187,650      187,650
                                                 ==============================================================================

Interest-sensitive Liabilities:
------------------------------

NOW, money market & savings                         $47,599            -             -            -             -       47,599
Time deposits $100,000 & Over                         3,989        7,140        11,348          200             -       22,677
Other time deposits                                  12,010       35,583        40,266        1,168             -       89,027

Federal Home Loan Bank long-term debt                     -            -             -       10,000             -       10,000
                                                 ------------------------------------------------------------------------------

                                                 ------------------------------------------------------------------------------
Total Interest-sensitive liabilities                $63,598       42,723        51,614       11,368             -      169,303
                                                 ==============================================================================

Cumulative interest-sensitive
   liabilities                                      $63,598      106,321       157,935      169,303       169,303      169,303
                                                 ==============================================================================

Period gap                                         ($55,385)     -31,780         8,596       35,397        61,519       18,347
                                                 ==============================================================================

Cumulative gap                                     ($55,385)     -87,165       -78,569      -43,172        18,347       18,347
                                                 ==============================================================================

 Cumulative ratio of interest-sensitive assets
  to interest-sensative liabilities                  12.91%        18.02%        50.25%       74.50%       110.84%      110.84%
                                                 ==============================================================================

(1)  Excluding Federal Reserve Bank and Federal Home Loan Bank stock.
(2)  Excluding nonaccrual loans.

Item 7.  Financial Statements
-----------------------------

The following independent auditors' report and consolidated financial statements included in the Company's 2000 Annual Report to Stockholders are incorporated herein by reference:

         Independent Auditors' Report, page 13.

         Consolidated Balance Sheets - December 31, 2000 and 1999, page 14.

         Consolidated Statements of Income and Comprehensive Income - Years
              Ended December 31, 2000, 1999 and 1998, page 15.

         Consolidated Statements of Changes in Stockholders' Equity - Years
              Ended December 31, 2000, 1999 and 1998, page 16.

         Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
              1999 and 1998, page 17.

         Notes to Consolidated Financial Statements, pages 18 through 41.

Item 8. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                   PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons;
     ---------------------------------------------------------------------
     Compliance with Section 16 (a) of the Exchange Act
     --------------------------------------------------

     The following table presents the executive officers and members of the present board of directors of Bankshares, shown here with their ages, principal occupation for the last five years, the term of their directorship, the number of shares of stock beneficially owned and the percentage of the total shares outstanding.

                                     Shares                            Officer
                                     Beneficially                        or
                                     Owned as of      % of Total     Director of        Principal Occupation
                                     March 16,       Outstanding     Bankshares         or Employment and/or
Name                       Age       2001 (1)         Shares           Since            Five Year History
-------------------------------------------------------------------------------------------------------------------
                                                         EXECUTIVE OFFICERS
Clark Owen, Jr.            58       20,666 (3)         1.29%           1999             President and CEO
                                                                                        Salem Bank and Trust, N.A.

Carl E. Tarpley, Jr.       59       10,361 (3)           (2)           1999             Executive Vice President
                                                                                        Salem Bank and Trust, N.A.

Gill R. Roseberry          53         6,541              (2)           1999             Senior Vice President and Cashier
                                                                                        Salem Bank and Trust, N.A.

                                                             DIRECTORS

Eugene M. Bane, Jr.        61       25,632             1.61%             1999           Doctor of Optometry

Truman R. Dorton           61       15,683               (2)             1999           CPA
                                                                                        Dorton and Gooch, P.C.

Morris A. Elam             76       19,713             1.23%             1999           Retired Owner
                                                                                        Morris Elam Electric Co.

H. Morgan Griffith         43        1,602               (2)             1999           Attorney-At-Law
                                                                                        Representative to Virginia
                                                                                        House of Delegates

Rose M. Hagen              42        1,860               (2)             1999           CPA, Financial Division Manager
                                                                                        Allstate Insurance Company

Carlos B. Hart             73       39,035             2.44%             1999           President
                                                                                        Hart Motor Company, Inc.

Walter A. Hunt             71       39,989             2.50%             1999           Retired Superintendent
                                                                                        City of Salem Schools

Gladys C. O'Brien          64       33,450             2.09%             1999           Vice President
                                                                                        O'Brien Meats, Inc.

Clark Owen, Jr.            58       20,666 (3)         1.29%             1999           President and CEO
                                                                                        Salem Bank & Trust, N. A.

Carl E. Tarpley, Jr.       59       10,361 (3)           (2)             1999           Executive Vice President
                                                                                        Salem Bank & Trust, N. A.

------------------------------------------------------------------------------
(1) Includes shares which may be deemed beneficially owned due to family or business relationships, joint ownership, voting power or investment power. The listing of such shares is not to be construed as an admission that a director is the "beneficial owner" of such shares.

(2)    Less than one percent.

(3) Included in the shares listed are shares held in a 401(k) pool with other participants. Mr. Owen's portion of this pool amounts to approximately 4,650 shares and Mr. Tarpley's portion amounts to approximately 2,220 shares. Messrs. Owen and Tarpley may direct the account to sell their shares, but have no say in how they are voted.

Item 10. Executive Compensation
-------------------------------

The following Summary Compensation Table sets forth information concerning compensation paid to the Bank's Chief Executive Officer during 2000. The Bank had no other officer whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation      All Other
                                        -------------------
Name and Principal Position    Year      Salary($)  Bonus($)   Compensation  (1)
---------------------------    ----      ------     -----      -----------------

Clark Owen, Jr., President     2000    $ 107,768    $ 6,480      $    6,236
and Chief Executive Officer    1999      103,369      6,120           5,378
                               1998       99,350      5,961           5,338

(1) Annual contribution to 401(K) plan in 2000, 1999 and 1998 and premiums paid for life insurance.

STOCK OPTION GRANTS

No stock options were granted to Mr. Owen during 2000, 1999 or 1998.

The following table reflects certain information regarding the exercise of stock options during the year ended December 31, 2000, as well as information with respect to unexercised options held at such date by Mr. Owen.

                                                    Year-End Options Values
                                                    -----------------------

                     Options Exercised        Number of     Value of Unexercised
                     -----------------
                                             Unexercised
                                               Options         "In the Money"
                   Shares                   at Year End(#)     Options at Year
                 Acquired on     Value       Exercisable/    End($) Exercisable/
     Name        Exercised(#)  Realized($)  Unexercisable     Unexercisable(1)
     ----        ------------  -----------  -------------   --------------------

Clark Owen, Jr.       426        $ 2,450        444/443         $ 2,997/$ 2,990

______________
(1) Calculated as the difference between the current market value and the exercise price of the options. Assume a current market value of $14.75 per share, as of December 31, 2000.

COMPENSATION OF DIRECTORS

Directors of the Company and the Bank (other than Mr. Owen and Mr. Tarpley who are employees of the Company or Bank) receive monthly directors' fees of $500. The Chairman of the Board receives a monthly fee of $650. Mr. Owen and Mr. Tarpley receive no directors' fees.

EMPLOYMENT AGREEMENTS

The Company's President and Treasurer have each entered into an employment agreement with the Company which provides that upon a change in control of the Company, the employment agreement shall automatically renew for a period of three years. If within 36 months after a change in control, the Company terminates the executive's employment, the executive will (1) be entitled to receive the greater of the remainder of the term or 24 months all prerequisites provided immediately prior to termination and payment of all insurance premiums necessary to continue the executive's life, health and accident insurance; (2) be entitled to receive for the greater of the remainder of the term, or 12 months, the annual compensation to which the executive was entitled immediately prior to termination; and (3) become vested in all employee benefit plans as of the date when final compensation is paid to the executive. An agreement has also been put in place for other members of management at the Company which provides that upon a change in control of the Company, the severance agreement shall continue in effect for a period of three years. Upon termination of the employee following a change in control for reasons other than death, retirement, disability, by the Company for cause, or by the employee for other than good reason, the employee shall receive certain severance pay and medical benefits.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table indicates those persons owning five percent or more of the Bank's outstanding shares, together with all shares owned by directors and executive officers of the Bank as a group, as of March 16, 2001.

Name and Address           Amount Beneficially Owned        Percent of Class (1)
----------------           -------------------------        --------------------

Warren L. Baker, et al
Roanoke, VA                          89,803                            5.62%

Estate of John Hagen
Sondra Hagen, Executrix
Roanoke, VA                          82,755                            5.18%

CEDE and Company
Garden City, NY                     682,399                           42.73% (2)

All directors and executive
officers as a group (19 persons)    212,990                           13.34%

_______________________________
(1) Includes shares which may be deemed beneficially owned due to family or business relationships, joint ownership, voting power or investment power.

(2) CEDE and Company shares are believed to be held for the benefit of several shareholders.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Directors and officers of Bankshares and the Bank and persons with whom they are associated have had, and expect to have in the future, banking transactions including loans, with the Bank in the ordinary course of their businesses. In the opinion of management of the Company, all such loans and commitments for loans were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with other persons, were made in the ordinary course of business, and do not involve more than a normal risk of collectibility or present other unfavorable features.

At December 31, 2000, direct loans to directors and officers totaled $425. In addition, indirect loans (i.e. loans to companies in which directors and officers have an interest, immediate family members, or any other associates of such directors and officers) totaled $668 at December 31, 2000.

A summary of the activity during the year ended December 31, 2000 relating to direct and indirect loans to officers and directors is as follows:

Aggregate balance, beginning of year                          $1,036
Additions                                                        694
Collections                                                     <637>
                                                               -----
Aggregate balance, end of year                                $1,093
                                                               =====
Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits List
         -------------

(3) (i) Salem Community Bankshares, Inc. Articles of Incorporation, incorporated herein by reference.

(3) (ii) Salem Community Bankshares, Inc. By-Laws, incorporated herein by reference.

(13) Exhibit 13-2000 Annual Report to Stockholders (such report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB.)

(21) Subsidiaries of Salem Community Bankshares, Inc. incorporated herein by reference.

(b)      Reports on Form 8-K.
         --------------------

         There were no reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15 (d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNITY BANKSHARES, INC.

By: /s/ Clark Owen, Jr.
   ---------------------
    Clark Owen, Jr.
    President and Chief Executive Officer

Date: March 29, 2001
     ------------------------------------------------


By: /s/ Gill R. Roseberry
    -------------------------------------------------
    Gill R. Roseberry
    Corporate Secretary and Chief Financial Officer

Date: March 29, 2001
     ------------------------------------------------

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                      DATE
---------                              -----                      ----

/s/Dr. Eugene Bane, Jr.                Director                   March 29, 2001
---------------------------
Dr. Eugene Bane, Jr.

                                       Director
---------------------------
Truman R. Dorton

/s/Morris A. Elam                      Director                   March 29, 2001
---------------------------
Morris A. Elam

                                       Director
---------------------------
H. Morgan Griffith

                                       Director
---------------------------
Rose M. Hagen

/s/Carlos B. Hart                      Director                   March 29, 2001
---------------------------
Carlos B. Hart

/s/Dr. Walter A. Hunt                  Director                   March 29, 2001
---------------------------
Dr. Walter A. Hunt

/s/Gladys C. O'Brien                   Director                   March 29, 2001
---------------------------
Gladys C. O'Brien

/s/Clark Owen, Jr.                     President & CEO            March 29, 2001
---------------------------
Clark Owen, Jr.

/s/Carl E. Tarpley, Jr.                Treasurer & Director       March 29, 2001
---------------------------
Carl E. Tarpley, Jr.

                           INDEX TO ATTACHED EXHIBITS

Exhibit Number                      Description
--------------                      -----------

      3  (i)      Salem Community Bankshares, Inc. Articles of Incorporation.

      3  (ii)     Salem Community Bankshares, Inc. By-Laws.

      13 2000 Annual Report to Stockholders (such report except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this report on Form 10-KSB).

      21          Subsidiaries of Salem Community Bankshares, Inc.