Form 10QSB
period 2001-03-31
SALEM COMMUNITY BANKSHARES INC
filed 2001-05-15
CIK 1112755

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the quarterly period ended       March 31, 2001
                                    ------------------------------



                        SALEM COMMUNITY BANKSHARES, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Virginia                                    31-1736845
       --------                                    ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

220 East Main Street
Salem, Virginia                                       24153
---------------                                     ---------
(Address of principal executive offices)            (Zip Code)

(Issuer's telephone number, including area code) (540)  387-0223
                                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No
           -

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date.



          Class                            Outstanding at May 14, 2001
--------------------------                 --------------------------
COMMON STOCK, NO PAR VALUE                        1,596,955

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):  Yes    No   X
                                                               ---    ------


                         (This report contains 16 pages)

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                   FORM 10-QSB
                                 MARCH 31, 2001
                                      INDEX


PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----

     Item 1.  Financial Statements                                           3

     Consolidated Balance Sheets as of  March 31, 2001
      and December 31, 2000.                                                 4

     Consolidated Statements of Income and Comprehensive Income for the
      three month periods ended March 31, 2001 and 2000.                     5

     Consolidated Statements of Changes In Stockholders'
      Equity for the three month periods ended March 31, 2001 and 2000.      6

     Consolidated Statements of Cash Flows for the
      three month periods ended March 31, 2001 and 2000.                     7

     Notes to Consolidated Financial Statements.                          8 - 10

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Result of Operations                       11 - 15


PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             16

     Item 2.  Changes In Securities and Use of Proceeds                     16

     Item 3.  Defaults Upon Senior Securities                               16

     Item 4.  Submission of Matters to a Vote of Security Holders           16

     Item 5.  Other Information                                             16

     Item 6.  Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                  17

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The following is the unaudited consolidated balance sheet of Salem Community Bankshares, Inc. and subsidiary (the Company) as of March 31, 2001 and the related unaudited consolidated statements of income and comprehensive income for the three month periods ended March 31, 2001 and 2000, and the unaudited consolidated statements of changes in stockholders' equity, and cash flows, for the three month periods ended March 31, 2001 and 2000. The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except shares and per share data)




                                                                      3/31/01      12/31/00
Assets                                                              (Unaudited)    (Audited)
                                                                    ----------    ---------
Cash and due from banks                                                 $8,729       $8,283
Federal funds sold and securities purchased
     under resale agreements                                            20,200       12,310
Securities:
     Available-for-sale, at fair value                                   8,132        9,019
     Held-to-maturity, at amortized cost
     (fair value of $36,683 at March 31, 2001
     and $38,634 at December 31, 2000)                                  36,719       39,434
Mortgage loans held for sale                                             1,094          139
Loans, less unearned income                                            145,944      139,577
Less allowance for loan losses                                          -1,558       -1,529
                                                                     ----------   ----------
              Loans, net                                               144,386      138,048
                                                                     ----------   ----------
Premises and equipment, net                                              2,062        2,107
Accrued interest receivable                                              1,702        1,805
Foreclosed properties                                                       27          160
Other assets                                                             1,782        1,077
                                                                     ----------   ----------
             Total assets                                             $224,833     $212,382
                                                                     ==========   ==========

Liabilities and Stockholders' Equity

Noninterest-bearing demand deposits                                    $21,990      $21,680
Interest-bearing demand deposits                                        42,622       41,429
Savings deposits                                                         6,206        6,170
Time deposits                                                          121,286      111,704
                                                                     ----------   ----------
            Total deposits                                             192,104      180,983
Federal Home Loan Bank long-term debt                                   10,000       10,000
Accrued interest payable                                                 1,513        1,486
Other liabilities                                                          676          154
                                                                     ----------   ----------
            Total liabilities                                          204,293      192,623
                                                                     ----------   ----------

Stockholders' equity:
     Common stock and surplus, no par value.  Authorized
       10,000,000 shares; issued and outstanding 1,596,955 shares
       in 2001 and 1,596,873 shares in 2000.                            17,080       17,079
     Retained earnings                                                   3,470        2,766
     Accumulated other comprehensive loss                                  -10          -86
                                                                     ----------   ----------
             Total stockholders' equity                                 20,540       19,759
                                                                     ----------   ----------
Commitments and contingent liabilities
             Total liabilities and stockholders' equity               $224,833     $212,382
                                                                     ==========   ==========



See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

Three Month Periods Ended March 31, 2001 and 2000


                                                                            2001        2000
                                                                            ----        ----
Interest income:
     Interest and fees on loans                                           $3,470      $2,810
     Interest on federal funds sold and securities
        purchased under resale agreements                                    192           6
     Interest on deposit with banks                                           39           2
     Interest on securities - taxable                                        739         796
     Interest on securities - nontaxable                                      48          58
                                                                         --------    --------
           Total interest income                                           4,488       3,672
                                                                         --------    --------
Interest expense:
     Interest on certificates of deposit
        of $100 or more                                                      352         237
     Interest on other deposits                                            1,853       1,468
     Interest on federal funds purchased and securities sold
        under repurchase agreements                                                        5
     Interest on Federal Home Loan Bank borrowings                           169           -
                                                                         --------    --------
           Total interest expense                                          2,374       1,710
                                                                         --------    --------
           Net interest income                                             2,114       1,962
Provision for loan losses                                                     55          77
                                                                         --------    --------
            Net interest income after provision
                for loan losses                                            2,059       1,885
                                                                         --------    --------
Noninterest income:
     Service charges on deposit accounts                                     151         126
     Other service charges, commissions and fees                              96          85
     Other income                                                             20          14
     Realized securities losses, net                                          -7           -
                                                                         --------    --------
           Total noninterest income                                          260         225
                                                                         --------    --------
Noninterest expense:
     Salaries and employee benefits                                          756         690
     Occupancy expense of bank premises                                       80          68
     Furniture, fixtures and equipment                                       124         115
     Stationery, printing and supplies                                        22          31
     Write-downs and losses, net, on foreclosed properties                     -           6
     Other expenses                                                          290         274
                                                                         --------    --------
           Total noninterest expense                                       1,272       1,184
                                                                         --------    --------
           Income before income tax expense                                1,047         926
Income tax expense                                                           343         299
                                                                         --------    --------
           Net income                                                        704         627
Other comprehensive income (loss), net of income tax expense (benefit):
      Net unrealized gains (losses) on available-for-sale securities          76         -12
                                                                         --------    --------
           Comprehensive income                                             $780        $615
                                                                         ========    ========
Net income per share
    Basic net income per share                                             $0.44       $0.40
                                                                         ========    ========
    Diluted net income per share                                           $0.44       $0.39
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

Three Month Periods Ended March 31, 2001 and 2000



                                                                                                  Accumulated
                                                          Common                           Other
                                                          Stock          Retained       Comprehensive
                                                       and Surplus       Earnings            Loss        Total
                                                      ------------------------------------------------------------
Balances at December 31, 1999                              $16,077          1,970             (210)        17,837
Net income                                                       -            627                -            627
Change in net unrealized
    losses on available-for-sale securities,
    net of income tax benefit of $6                              -              -              (12)           -12
                                                      ------------------------------------------------------------
Balances at March 31, 2000                                  16,077          2,597             -222         18,452
                                                            ======         ======           ======         ======

Balances at December 31, 2000                               17,079          2,766              (86)        19,759
Net income                                                       -            704                -            704
Issuance of common stock (82 shares)                             1              -                -              1
Change in net unrealized
   losses on available-for-sale securities,
   net of income tax expense of $39                              -              -               76             76
                                                      ------------------------------------------------------------
Balances at March 31, 2001                                 $17,080          3,470              (10)        20,540
                                                            ======         ======           ======         ======



See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

Three Month Periods Ended March 31, 2001 and 2000


                                                                          2001           2000
                                                                          ----           ----
Cash flows from operating activities:
     Net income                                                           $704            627
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
        Provision for loan losses                                           55             77
        Depreciation and amortization of bank premises and equipment        81             71
        Loss on sale of securities                                           7              -
        Amortization of premiums and accretion
          of discounts, net                                                  8              -
        Write-downs and losses on sales
          of foreclosed properties, net                                      -              6
        (Increase) decrease in:
           Mortage loans held for sale                                    -955             20
           Accrued interest receivable                                     103           -230
           Other assets                                                   -744           -366
      Increase (decrease) in:
          Accrued interest payable                                          27            -69
          Other liabilities                                                523             33
                                                                      ---------      ---------
          Net cash provided by (used in) operating activities             -191            169
                                                                      ---------      ---------

Cash flows from investing activities:
     Net increase in federal funds sold and
        securities purchased under resale agreements                    -7,890         -2,315
     Proceeds from maturities and calls of securities                    4,702            542
     Purchase of securities                                             -1,000              -
     Net increase in loans made to customers                            -6,416         -7,861
     Recoveries on loans previously charged off                             23             16
     Proceeds from sales of foreclosed properties                          133             54
     Purchases of bank premises and equipment                              -36            -71
                                                                      ---------      ---------
        Net cash used in investing activities                          -10,484         -9,635
                                                                      ---------      ---------

Cash flows from financing activities:
     Net increase in time deposits                                       9,582          1,028
     Net increase in demand and savings deposits                         1,539          3,696
     Net decrease in federal funds purchased and securities
       sold under resale agreements                                          -           -145
     Proceeds from notes payable from Federal Home Loan Bank                 -            900
     Principle payments on capital lease obligations                         -            -13
                                                                      ---------      ---------
        Net cash provided by financing activities                       11,121          5,466
                                                                      ---------      ---------

Net increase (decrease) in cash and due from banks                         446         -4,000

Cash and due from banks at beginning of period                           8,283          8,959
                                                                      ---------      ---------

Cash and due from banks at end of period                                $8,729          4,959
                                                                      =========      =========


For the quarters ended March 31, 2001 and 2000, the Company paid interest expense of $2,347 and $1,779, respectively. For the quarters ended March 31, 2001 and 2000, the Company paid income taxes of $0.

See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                (In thousands, except shares and per share data)
(1) General

The consolidated financial statements include the accounts of Salem Community Bankshares, Inc. and its wholly-owned subsidiary, Salem Bank and Trust, N.A. (the Bank), (collectively the Company). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

These interim period consolidated financial statements and financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Salem Community Bankshares, Inc. 2000 Annual Report and additional information supplied in the 2000 Form 10-KSB.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

(2) Securities

The amortized costs, gross unrealized holding gains, gross unrealized holding losses, and fair values for available-for-sale and held-to-maturity securities by major security type are as follows:

                                              March 31, 2001
                              ----------------------------------------------
                                              Gross          Gross
                                           Unrealized      Unrealized
                              Amortized      Holding        Holding     Fair
                                Costs         Gains         Losses     Values
                              -----------------------------------------------

Available-for-sale
------------------

U.S. Government agencies
    and corporations             $ 6,000        11            -      6,011
Mortgage-backed securities         1,114         -          (26)     1,088
Other securities                   1,033         -            -      1,033
                                 -------        --       ------     ------
          Totals                 $ 8,147        11          (26)     8,132
                                 =======        ==       ======     ======


Held-to-maturity
----------------------------
U.S. Government agencies
   and corporations              $33,397         -         (115)    33,282
Mortgage-backed securities           237         2            -        239
Obligations of state and
   political subdivisions          3,085        77            -      3,162
                                 -------        --       ------     ------
          Totals                 $36,719        79         (115)    36,683
                                 =======        ==       ======     ======


As of March 31, 2001, securities with amortized costs of $31,083 were pledged to secure public deposits and for other purposes required by law.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                (In thousands, except shares and per share data)


(3) Loans


A summary of loans outstanding is as follows:
                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------
Commercial                                  $  13,044             13,527
Consumer, principally installment              36,863             34,520
Real estate - mortgage                         81,052             76,481
Real estate - construction                     16,179             16,285
                                              -------            -------

     Total loans                              147,138            140,813
Less unearned income                           (1,194)            (1,236)
                                             ---------           -------

     Total loans, less unearned income       $145,944            139,577
                                             ========            =======


(4) Nonperforming Assets, Impaired Loans and Allowance for Loan Losses

Nonperforming assets consist of the following:


                                       March 31, 2001  December 31, 2000
                                       --------------  -----------------


Nonaccrual loans                             $672               $583
Foreclosed properties                          27                160
                                             ----               ----

     Total nonperforming assets              $699               $743
                                             ====               ====


There were no commitments to lend additional funds to customers whose loans were
classified as nonperforming at March 31, 2001.   Included in nonaccrual loans as
of March 31, 2001 is a restructured loan, restructed during 2000, approximating $295.

The following table shows the interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest that was earned and included in income on these loans:


                                             Three Month Period Ended March 31,
                                             ---------------------------------
                                                  2001           2000
                                                  ----           ----

Interest contractually due on nonaccrual loans    $  16           20
                                                  =====           ==

Recorded interest on nonaccrual loans             $   9           24
                                                  =====           ==

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                (In thousands, except shares and per share data)


At March 31, 2001, the recorded investment in loans that have been identified as impaired loans, in accordance with Statement 114 and which includes nonaccrual,
restructured and certain watch list loans, totaled $793.   Of this amount $268
related to loans with no valuation allowance, and $525 related to loans with a corresponding valuation allowance of $191.

A summary of the activity in the allowance for loan losses follows:


                                   Three Month Period Ended March 31,
                                   ----------------------------------

                                       2001                2000
                                     ------               -----
Balances, beginning of period        $1,529                1,404
Provision for loan losses                55                   77
Loans charged off                       (49)                 (78)
Loan recoveries                          23                   16
                                     ------                -----

Balances, end of period              $1,558                1,419
                                     ======                =====

(5) Time Deposits and Other Deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $28,611 at March 31, 2001.

(6) Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or vested into common stock or resulted in the issuance of common stock that they shared in the earnings of the entity.

The following is a reconciliation of the numerators and denominators of basic net income per share and diluted net income per share computations for the periods indicated:



                                           Net Income      Shares      Per Share
Three Month period Ended March 31, 2001    (Numerator)  (Denominator)   Amount
-----------------------------------------  -----------  -------------  ---------

Basic net income per share                       $704      1,596,910        $.44
Effect of dilutive stock options                    -          8,241     =======
                                                 ----      ---------

Diluted net income per share                     $704      1,605,151        $.44
                                                 ====      =========        ====

                                           Net Income      Shares      Per Share
Three Month Period Ended March 31, 2000    (Numerator)  (Denominator)    Amount
-----------------------------------------  ----------   ------------   ---------

Basic net income per share                       $627      1,587,110        $.40
Effect of dilutive stock options                    -         14,950        ====
                                                 ----      ---------

Diluted net income per share                     $627      1,602,060        $.39
                                                 ====      =========        ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data and ratios)

The following is a discussion of the factors which significantly affected the financial condition and results of operations of Salem Community Banshares, Inc. and subsidiary at March 31, 2001 and for the three-month period ended March 31, 2001. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes presented herein, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

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

BALANCE SHEET

Total assets of the Company at March 31, 2001 exceeded total assets at December 31, 2000 by $12,451 or 5.9 percent. This increase was due primarily to an increase of $7,890 in federal funds sold and securities purchased under resale
agreements and loan portfolio growth.   The increase in fed funds sold resulted
from the Company not investing in long-term security products during the current national environment of declining interest rates. Loans, net of unearned, at March 31, 2001 compared to December 31, 2000 showed an increase of $6,367, or
4.6 percent. Higher loan volumes resulted from increased customer demand, especially in indirect dealer loan products.

Total deposits increased by $11,121, or 6.1 percent, due mostly to increases in time deposits. Time deposits increased $9,582, or 8.6 percent, due to the Company offering more attractive depository products than area competition.

ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS AND IMPAIRED LOANS

The provision for loan losses was $55 for the three month period ended March 31, 2001 compared to $77 for the same period in 2000, a decrease of $22. The Company considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to ensure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank's loan portfolio. As of March 31, 2001, the ratio of the allowance for loan losses to loans, net of unearned income, was 1.07 percent. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to recognize additions to the allowance based on their judgments about information available at the time of their examination.

Foreclosed properties decreased to $27 at March 31, 2001 from $160 at December 31, 2000. This decrease resulted from the sale of two properties during the quarter as well as increased efforts by management to minimize the amount of such properties held.

Nonaccrual loans were $672 and $583 at March 31, 2001 and at December 31, 2000, respectively. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans approximated $793 at March 31, 2001 and $707 at December 31, 2000.

See note 4 to the Company's unaudited consolidated financial statements for a summary of the changes in the Company's allowance for loan losses and a summary of nonperforming assets.

CAPITAL RESOURCES

Stockholders' equity increased $781, or 4.0 percent, as of March 31, 2001 to $20,540 compared to stockholders' equity of $19,759 as of December 31, 2000. The increase was primarily due to net earnings which were retained. Stockholders' equity at March 31, 2001 has been reduced by $10 which represents the excess of amortized costs over the fair value of available-for-sale securities, net of taxes, held by the Company. This sole component of comprehensive income has been recorded as a separate component of stockholders' equity and will continue to be subject to change in future periods due to fluctuations in market value, sales, purchases, maturities and calls of securities classified as available-for-sale.

The Company and Bank are in compliance with minimum Tier 1 and total capital ratios of 4 percent and 8 percent, respectively, as of March 31, 2001 and December 31, 2000. The Company and Bank's leverage ratios at March 31, 2001 and December 31, 2000 were also in excess of the 3 percent minimum.

There are no material commitments for capital expenditures as of March 31, 2001. In addition, there are no expected material changes in the mix or relative cost of capital resources.

NET INTEREST INCOME

The principal source of earnings for the Company is net interest income. Net interest income is the net amount of interest earned on the Company's interest-bearing assets less the amount of interest paid on the Company's deposits and other interest-bearing liabilities. Net interest income before the provision for loan losses was $2,114 for the three month period ended March 31, 2001 compared with $1,962 for the three month period ended March 31, 2000, an increase of $152 or 7.8 percent. Total interest income increased from $3,672 for the three month period ended March 31, 2000 to $4,488 for the same period in 2001, a 22.2 percent increase. This increase was mostly due to increased interest and fees on loans which resulted from a larger loan portfolio.
Interest expense increased from $1,710 for three month period ended March 31, 2000 to $2,374 for the same period in 2001, a 38.8 percent increase. This increase in interest expense was due mainly to an increase in interest-bearing demand and time deposit volumes.

NONINTEREST INCOME

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company's noninterest income increased from $225 for the first three months in 2000 to $260 for the same period in 2001, an increase of 15.6 percent. This trend resulted from increases in service charges on deposit accounts and other services charges and fees which resulted from a greater volume of deposits and fewer such fees and charges being waived by management. The increase also resulted from the opening of a new location, the Brandon Oaks branch, in April 2000.

NONINTEREST EXPENSE

The Company's noninterest expense increased 7.4 percent from $1,184 for the
first three months in 2000 to $1,272 for the same period in 2001.   The overall
increase was due primarily to an increase in salaries and employee benefits along with increases in occupancy expense and other expenses. A portion of these increases resulted from the opening of the Brandon Oaks branch in April 2000.

INCOME TAXES

The reported income tax expense for the three month period ended March 31, 2001 was $343 (effective tax rate of 32.8 percent) compared to $299 (effective tax rate of 32.3 percent) for the same period in 2000. This increase in income tax expense was due to an increase in net taxable income and a slight decrease in interest on securities-nontaxable.

NET  INCOME

Net income for the three month period ended March 31, 2001 was $704 compared to $627 for the same period in 2000. This increase of $77, or 12.3 percent, was due primarily to the increase in net interest income. The Company achieved a
 .33 percent return on average assets, or 1.30 percent annualized, during the first three months of 2001, compared to a .35 percent, or 1.39 percent annualized, return on average assets for the same period in 2000.

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

Net cash used in operating activities of $191 for the three month period ended March 31, 2001 represented a decrease in cash provided of $360 from the same
period in 2000.   This decrease was primarily attributable to a significant
increase in the amount of mortgage loans held for sale activity which fluctuates based upon loan demand in the secondary market. Net cash flows provided by financing activities for the three month period ended March 31, 2001 increased $5,655 from the same period in 2000 due to increased deposit growth, particularly in the area of time deposits. Cash flows used in investing activities were used primarily to fund the net increase in loans of $6,416 and the purchase of federal funds sold of $7,890 for the three month period ended March 31, 2001.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133, as amended, as of January 1, 2001, did not have any effect on the financial position, results of operations or liquidity of the Company.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assests and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, supercedes and replaces the guidance in SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, and for reorganization and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000 for which financial statements are presented for comparative purposes. Management believes the adoption of SFAS No. 140 will not have a significant effect on the Company's consolidated financial statements.

As of March 31, 2001 there are no other new accounting standards issued, but not yet adopted by the Company, which are expected to be applicable to the Company's financial position, operating results or financial statement disclosures.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Items 1 - 5.  None for the quarter ended March 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-B:

         None.

    (b) Reports on Form 8-K filed during the three month period ended March 31, 2001.

         None.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Salem Community Bankshares, Inc.

Date:  May 15, 2001                By: /s/ Clark Owen, Jr.
                                       -------------------
                                       Clark Owen, Jr., President and
                                       Chief Executive Officer

Date:  May 15, 2001                By: /s/ Gill R. Roseberry
                                       ---------------------
                                       Gill R. Roseberry, Corporate Secretary
                                       and Chief Financial Officer