Form 10QSB
period 2001-06-30
SALEM COMMUNITY BANKSHARES INC
filed 2001-08-13
CIK 1112755

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

         For the quarterly period ended           June 30, 2001
                                        ----------------------------------------



                         SALEM COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Virginia                                         31-1736845
---------------------------                      ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

220 East Main Street
Salem, Virginia                                               24153
------------------------------------                   ------------------
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

                           Yes      X                No
                               -------------             --------------

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date.

           Class                                 Outstanding at August 10, 2001
---------------------------                      ------------------------------
COMMON STOCK, NO PAR VALUE                                  1,497,356

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):  Yes       No  X
                                                               -----    -----


                         (This report contains 19 pages)

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX


PART I      FINANCIAL INFORMATION                                         PAGE
                                                                          ----

          Item 1.  Financial Statements                                    3

         Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000.                                         4

         Consolidated Statements of Income and Comprehensive Income,
            Three Months Ended June 30, 2001 and 2000.                     5

         Consolidated Statements of Income and Comprehensive Income,
            Six Months Ended June 30, 2001 and 2000.                       6

         Consolidated Statements of Changes In Stockholders'
            Equity, Six Months Ended June 30, 2001 and 2000                7

         Consolidated Statements of Cash Flows,
            Six Months Ended June, 2001 and 2000.                          8

         Notes to Consolidated Financial Statements.                    9  -  12

         Item 2.  Management's Discussion And Analysis
                    of Financial Condition and Results of Operations   13  -  17


PART II    OTHER INFORMATION

         Item 1.  Legal Proceedings                                        18

         Item 2.  Changes In Securities and Use of Proceeds                18

         Item 3.  Defaults Upon Senior Securities                          18

         Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                18

         Item 5.  Other Information                                        18

         Item 6.  Exhibits And Reports On Form 8-K                         18

SIGNATURES                                                                 19

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

The following is the unaudited consolidated balance sheet of Salem Community Bankshares, Inc. and subsidiary (the Company) as of June 30, 2001, and the related unaudited consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000, and the unaudited consolidated statements of changes in stockholders' equity, and cash flows, for the six-month periods ended June 30, 2001 and 2000. The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by Company's independent auditors.

                              SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                              (In thousands, except shares and per share data)

                                                                           6/30/01                    12/31/00
ASSETS                                                                   (Unaudited)                 (Audited)
------                                                               ------------------       ----------------------
Cash and due from banks                                                       $  9,565                        8,283
Federal funds sold and securities purchased
     under resale agreements                                                    18,600                       12,310
Securities:
     Available-for-sale, at fair value                                          13,181                        9,019
     Held-to-maturity, at amortized cost
     (fair value of $38,644 at June 30, 2001
     and $38,634 at December 31, 2000)                                          38,605                       39,434
Mortgage loans held for sale                                                     2,261                          139
Loans, less unearned income                                                    152,610                      139,577
Less allowance for loan losses                                                  -1,608                       -1,529
                                                                     ------------------       ----------------------
     Loans, net                                                                151,002                      138,048
                                                                     ------------------       ----------------------
Bank premises and equipment, net                                                 2,007                        2,107
Accrued interest receivable                                                      1,681                        1,805
Foreclosed properties                                                               92                          160
Other assets                                                                     2,085                        1,077
                                                                     ------------------       ----------------------
     Total assets                                                             $239,079                      212,382
                                                                     ==================       ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits                                             22,667                       21,680
Interest-bearing demand deposits                                                53,476                       41,429
Savings deposits                                                                 6,210                        6,170
Time deposits                                                                  125,071                      111,704
                                                                     ------------------       ----------------------
     Total deposits                                                            207,424                      180,983
Federal Home Loan Bank long-term debt                                           10,000                       10,000
Accrued interest payable                                                         1,345                        1,486
Other liabilities                                                                  488                          154
                                                                     ------------------       ----------------------
     Total liabilities                                                         219,257                      192,623
                                                                     ------------------       ----------------------

Stockholders' equity:
         Common stock and surplus, no par value.  Authorized
         10,000,000 shares; issued and outstanding 1,497,356 shares
         in 2001 and 1,596,873 shares in 2000.                                  15,715                       17,079
     Retained earnings                                                           4,100                        2,766
     Accumulated other comprehensive gain (loss)                                     7                          -86
                                                                     ------------------       ----------------------
      Total stockholders' equity                                                19,822                       19,759
                                                                     ------------------       ----------------------
Commitments and contingent liabilities
      Total liabilities and stockholders' equity                              $239,079                      212,382
                                                                     ==================       ======================

See accompanying notes to unaudited consolidated financial statements.

                            SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                              (Unaudited)
                                 (In thousands, except per share data)
Three Months Ended June 30, 2001 and 2000
                                                                                2001             2000
                                                                                ----             ----
Interest income:
     Interest and fees on loans                                               $3,634           $3,071
     Interest on federal funds sold and securities
        purchased under resale agreements                                        159               66
     Interest on deposits with banks                                              31                8
     Interest on securities - taxable                                            758              793
     Interest on securities - nontaxable                                          41               58
                                                                       --------------       ----------
        Total interest income                                                  4,623            3,996
                                                                       --------------       ----------
Interest expense:
     Interest on certificates of deposit
     of $100 or more                                                             398              258
     Interest on other deposits                                                1,810            1,599
     Interest on federal funds purchased and securities sold
     under repurchase agreements                                                   -                6
     Interest on Federal Home Loan Bank borrowings                               171                -
                                                                       --------------       ----------
        Total interest expense                                                 2,379            1,863
                                                                       --------------       ----------
        Net interest income                                                    2,244            2,133
Provision for loan losses                                                        200               67
                                                                       --------------       ----------
        Net interest income after provision
          for loan losses                                                      2,044            2,066
                                                                       --------------       ----------
Noninterest income:
     Service charges on deposit accounts                                         178              144
     Other service charges, commissions and fees                                  97               69
     Other income                                                                  3               13
     Realized securities gains, net                                                8                -
                                                                       --------------       ----------
        Total noninterest income                                                 286              226
                                                                       --------------       ----------
Noninterest expense:
     Salaries and employee benefits                                              819              713
     Occupancy expense of bank premises                                           82               75
     Furniture, fixtures and equipment                                           133              124
     Stationery, printing and supplies                                            39               38
     Write-downs and gains and losses, net, on foreclosed properties             -11               28
     Other expenses                                                              334              444
                                                                       --------------       ----------
        Total noninterest expense                                              1,396            1,422
                                                                       --------------       ----------
        Income before income tax expense                                         934              870
Income tax expense                                                               304              281
                                                                       --------------       ----------
        Net income                                                               630              589
Other comprehensive income (loss), net of income tax expense (benefit):
      Net unrealized gains (losses) on available-for-sale securities              17              (41)
                                                                       --------------       ----------
      Comprehensive income                                                    $  647           $  548
                                                                       ==============       ==========
Net income per share
    Basic net income per share                                                $ 0.41           $ 0.37
                                                                       ==============       ==========
    Diluted net income per share                                              $ 0.40           $ 0.37
                                                                       ==============       ==========

See accompanying notes to unaudited consolidated financial statements.


                                     SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       (Unaudited)
                                          (In thousands, except per share data)
Six Months Ended June 30, 2001 and 2000
                                                                                     2001                           2000
                                                                                     ----                           ----
Interest income:
     Interest and fees on loans                                                    $7,104                          5,881
     Interest on federal funds sold and securities
        purchased under resale agreements                                             351                             72
     Interest on deposits with banks                                                   70                             10
     Interest on securities - taxable                                               1,497                          1,589
     Interest on securities - nontaxable                                               89                            116
                                                                       -------------------                  -------------
        Total interest income                                                       9,111                          7,668
                                                                       -------------------                  -------------
Interest expense:
     Interest on time certificates of deposit
     of $100,000 or more                                                              750                            495
     Interest on other deposits                                                     3,663                          3,067
     Interest on federal funds purchased and securities sold
     under repurchase agreements                                                        -                             11
     Interest on Federal Home Loan Bank borrowings                                    340                              -
                                                                       -------------------                  -------------
        Total interest expense                                                      4,753                          3,573
                                                                       -------------------                  -------------
        Net interest income                                                         4,358                          4,095
Provision for loan losses                                                             255                            144
                                                                       -------------------                  -------------
        Net interest income after provision
          for loan losses                                                           4,103                          3,951
                                                                       -------------------                  -------------
Noninterest income:
     Service charges on deposit accounts                                              329                            270
     Other service charges, commissions and fees                                      193                            154
     Other income                                                                      23                             27
     Realized securities gains, net                                                     1                              -
                                                                       -------------------                  -------------
        Total noninterest income                                                      546                            451
                                                                       -------------------                  -------------
Noninterest expense:
     Salaries and employee benefits                                                 1,575                          1,403
     Occupancy expense of bank premises                                               162                            143
     Furniture, fixtures and equipment                                                257                            239
     Stationery, printing and supplies                                                 61                             69
     Write-downs and gains and losses, net, on foreclosed properties                  -11                             34
     Other expenses                                                                   624                            718
                                                                       -------------------                  -------------
        Total noninterest expense                                                   2,668                          2,606
                                                                       -------------------                  -------------
        Income before income tax expense                                            1,981                          1,796
Income tax expense                                                                    647                            580
                                                                       -------------------                  -------------
        Net income                                                                  1,334                          1,216
Other comprehensive income (loss), net of income tax expense (benefit):
      Net unrealized gains (losses) on available-for-sale securities                   93                            -53
                                                                       -------------------                  -------------
      Comprehensive income                                                         $1,427                          1,163
                                                                       ===================                  =============
Net income per share
    Basic net income per share                                                     $ 0.85                           0.77
                                                                       ===================                  =============
    Diluted net income per share                                                   $ 0.84                           0.76
                                                                       ===================                  =============

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

Six Months Ended June 30, 2001 and 2000
                                                                                            Accumulated
                                                              Common                           Other
                                                               Stock       Retained        Comprehensive
                                                            and Surplus    Earnings           Gain (Loss)         Total
                                                            -------------------------------------------------------------
Balances at December 31, 1999                                    $16,077        1,970           -210              17,837
Net income                                                             -        1,216              -               1,216
Change in net unrealized
  losses on available-for-sale
   securities, net of income tax benefit                               -            -            (53)                (53)
                                                            -------------------------------------------------------------
Balances at June 30, 2000                                        $16,077        3,186           (263)             19,000
                                                                  ======       ======           ====              ======

Balances at December 31, 2000                                    $17,079        2,766            (86)             19,759
Net income                                                             -        1,334              -               1,334
Issuance of common stock (82 shares)                                   1            -              -                   1
Purchase of common stock outstanding (99,599 shares)              -1,365            _              -              (1,365)
Change in net unrealized
   losses on available-for-
   sale securities, net of income tax expense                          -            -             93                  93
                                                            -------------------------------------------------------------
Balances at June 30, 2001                                        $15,715        4,100              7              19,822
                                                                  ======       ======           ====              ======

See accompanying notes to unaudited consolidated financial statements.

                            SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)
Six Months Ended June, 2001 and 2000
(In thousands)                                                               2001                2000
                                                                             ----                ----
Cash flows from operating activities:
     Net income                                                             1,334               1,216
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Provision for loan losses                                             255                 144
        Depreciation and amortization of bank premises
          and equipment                                                       163                 149
        Gain on calls of securities                                            -1                   -
        Amortization of premiums and accretion
          of discounts, net                                                    -6                   3
        Write-downs and (gains) and losses on sales
          of foreclosed properties, net                                       (11)                 34
        (Increase) decrease in:
           Mortage loans held for sale                                     (2,122)                106
           Accrued interest receivable                                        124                 (40)
           Other assets                                                    (1,056)               (561)
      Increase (decrease) in:
          Accrued interest payable                                           (141)                 (5)
          Other liabilities                                                   335                   9
                                                                     -------------       -------------
          Net cash provided by (used in) operating activities              (1,126)              1,055
                                                                     -------------       -------------

Cash flows from investing activities:
     Net increase in federal funds sold and
        securities purchased under resale agreements                       (6,290)            (13,900)
     Proceeds from maturities and calls of securities                       5,815                 543
     Purchase of securities                                                (9,000)                  -
     Net increase in loans made to customers                              (13,331)            (15,527)
     Recoveries on loans previously charged off                                30                  32
     Proceeds from sales of foreclosed properties                             171                 117
     Purchases of bank premises and equipment                                 (63)               (130)
                                                                     -------------       -------------
        Net cash used in investing activities                             (22,668)            (28,865)
                                                                     -------------       -------------

Cash flows from financing activities:
     Net increase in time deposits                                         13,367               9,643
     Net increase in demand and savings deposits                           13,074              14,036
     Purchase of common stock outstanding                                  (1,365)                  -
     Net decrease in federal funds purchased and securities
       sold under resale agreements                                             -                (145)
      Proceeds from notes payable from Federal Home Loan Bank                   -               5,900
     Principal payments on capital lease obligations                            -                 (26)
                                                                     -------------       -------------
        Net cash provided by financing activities                          25,076              29,408
                                                                     -------------       -------------

Net increase in cash and due from banks                                     1,282               1,598
Cash and due from banks at beginning of period                              8,283               8,959
                                                                     -------------       -------------

Cash and due from banks at end of period                                    9,565             $10,557
                                                                     =============       =============

For the six-month periods ended June 30, 2001 and 2000, the Company paid interest expense of $4,894 and $3,578, respectively. For the six-month periods ended June 30, 2001 and 2000, the Company paid income taxes of $670 and $915.

See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)
(1)    General
The consolidated financial statements include the accounts of Salem Community Bankshares, Inc. and its wholly-owned subsidiary, Salem Bank and Trust, N.A. (the Bank), (collectively the Company). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000.

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

(2)    Securities
The amortized costs, gross unrealized holding gains, gross unrealized holding losses and approximate fair values for available-for-sale and held-to-maturity securities by major security type are as follows:

                                                                         June 30, 2001
                                            --------------------------------------------------------------------
                                                                 Gross               Gross
                                                               Unrealized          Unrealized
                                            Amortized           Holding              Holding               Fair
                                              Costs              Gains               Losses               Values
                                            --------------------------------------------------------------------
Available-for-sale
------------------
U.S. Government agencies
    and corporations                        $10,988               23                  -                  11,011
Mortgage-backed securities                    1,119                -            (     12)                 1,107
Other securities                              1,063                -                  -                   1,063
                                            -------               --            ---------                ------
            Totals                          $13,170               23            (     12)                13,181
                                            =======               ==            ========                 ======



Held-to-maturity
----------------
U.S. Government agencies
   and corporations                         $35,299                -            (     37)                35,262
Mortgage-backed securities                      210                3                   -                    213
Obligations of state and
   political subdivisions                     3,096               73                   -                  3,169
                                            -------               --            ---------                ------
         Totals                             $38,605               76            (     37)                38,644
                                            =======               ==            ========                 ======

As of June 30, 2001, securities with amoritized costs of $30,064 were pledged to secure public deposits and for other purposes required by law.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)

(3)      Loans

A summary of loans outstanding is as follows:
                                                     June 31, 2001        December 31, 2000
                                                     -------------        -----------------
Commercial                                           $    13,276                 13,527
Consumer, principally installment                         40,331                 34,520
Real estate - mortgage                                    83,088                 76,481
Real estate - construction                                17,094                 16,285
                                                        ---------             ---------

     Total loans                                         153,789                140,813
Less unearned income                                     ( 1,179)              (  1,236)
                                                        --------              ---------

     Total loans, less unearned income               $   152,610                139,577
                                                        ========              =========

(4)     Nonperforming Assets, Impaired Loans and Allowance for Loan Losses

Nonperforming assets consist of the following:
                                                     June 30, 2001              December 31, 2000
                                                     -------------              -----------------
Nonaccrual loans                                     $         595                $        583
Foreclosed properties                                           92                         160
                                                     -------------                ------------

     Total nonperforming assets                      $         687                $        743
                                                     =============                ============

There were no commitments to lend additional funds to customers whose loans were classified as nonperforming at June 30, 2001. Included in nonaccrual loans as of June 30, 2001 is a restructured loan, restructed during 2000, approximating $307.

The following table shows the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest that was earned and included in income on these loans:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                      2001              2000
                                                      ----              ----

Pro forma interest on nonaccrual loans               $  26                33
                                                     =====             =====

Recorded interest on nonaccrual loans                $   7                29
                                                     =====             =====
At June 30, 2001, the recorded investment in loans that have been identified as impaired loans, in accordance with Statement 114 and which includes nonaccrual, restructured and certain watch list loans, totaled $694. Of this amount $236 related to loans with no valuation allowance, and $458 related to loans with a corresponding valuation allowance of $90.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)

A summary of the activity in the allowance for loan losses follows:

                                             Six Months Ended June 30,
                                             -------------------------
                                                2001            2000
                                                ----            ----
Balances, beginning of period                $  1,529           1,404
Provision for loan losses                         255             144
Loans charged off                               ( 206)          ( 141)
Loan recoveries                                    30              32
                                             --------         -------

Balances, end of period                      $  1,608           1,439
                                             ========         =======


(5)    Time Deposits and Other Deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $30,975 at June 30, 2001.

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

                                            Net Income                     Shares      Per Share
Three Months Ended June 30, 2001            (Numerator)                (Denominator)     Amount
--------------------------------            -----------                -------------    ----------

Basic net income per share                       $630                     1,554,902      $   .41
                                                                                         ----------
Effect of dilutive stock options                   -                          9,099
                                             -----------                -------------    ----------

Diluted net income per share                     $630                     1,564,001      $   .40
                                             -----------                -------------    ----------

                                            Net Income                     Shares       Per Share
Three Months Ended June 30, 2000            (Numerator)                (Denominator)      Amount
--------------------------------            -----------                -------------    ----------

Basic net income per share                       $589                     1,587,110      $   .37
                                                                                         ----------
Effect of dilutive stock options                    -                        13,544
                                             -----------                -------------

Diluted net income per share                     $589                     1,600,654      $   .37
                                             -----------                -------------    ----------

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)

                                            Net Income                     Shares       Per Share
Six Months Ended June 30, 2001              (Numerator)                (Denominator)      Amount
------------------------------              -----------                -------------    -----------
Basic net income per share                     $1,334                     1,575,906      $   .85
Effect of dilutive stock options                    -                         7,964      ==========
                                             -----------                -------------

Diluted net income per share                    1,334                     1,583,870      $   .84
                                             -----------                =============    ==========

Six Months Ended June 30, 2000

Basic net income per share                     $1,216                     1,587,110      $   .77
Effect of dilutive stock options                    -                        14,067      ==========
                                             -----------                -------------

Diluted net income per share                   $1,216                     1,601,177      $   .76
                                             -----------                =============    ==========

(7)  Repurchase of  Common Stock

On May 25, 2001, the Company repurchased 99,599 shares of its common stock outstanding at a total cost of $1,365. This repurchase of stock has been recorded in the unaudited consolidated financial statements as a reduction of common stock and surplus.

(8)  Pending Merger

On July 31, 2001, the Company's Board of Directors approved an agreement to merge the Company into FNB Corporation, headquartered in Christiansburg, Virginia. Under the terms of the agreement, shareholders of the Company will receive consideration valued at $26.49 for each share of common stock, in the form of cash, stock of FNB Corporation, or a combination of both. The merger is subject to approval by shareholders of the Company and FNB Corporation as well as regulatory authorities. The transaction is anticipated to close in the fourth quarter of 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

(Amounts in thousands, except per share data and ratios)

The following is a discussion of the factors which significantly affected the financial condition and results of operations of Salem Community Bankshares, Inc. and subsidiary at June 30, 2001 and for the three-month and six-month periods ended June 30, 2001. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes presented herein, and with the Bank's audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

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

PENDING MERGER

On July 31, 2001, the Company's Board of Directors approved an agreement to merge the Company into FNB Corporation, headquartered in Christiansburg, Virginia. Under the terms of the agreement, shareholders of the Company will receive consideration valued at $26.49 for each share of common stock, in the form of cash, stock of FNB Corporation, or a combination of both. The merger is subject to approval by shareholders of the Company and FNB Corporation as well as regulatory authorities. The transaction is anticipated to close in the fourth quarter of 2001.

BALANCE SHEET

Total assets of the Company at June 30, 2001 exceeded total assets at December 31, 2000 by $26,697 or 12.6 percent. This increase was due primarily to an increase of $6,290 in federal funds sold and securities purchased under resale agreements and loan portfolio growth. The increase in fed funds sold resulted from the Company not investing in long-term security products during the current national environment of declining interest rates. Loans, net of unearned at June 30, 2001 compared to December 31, 2000 showed an increase of $13,033, or 9.3 percent. Higher loan volumes resulted from increased customer demand, especially in indirect dealer loan products.

Total deposits increased by $26,441, or 14.6 percent, due mostly to increases in time and interest-bearing demand deposits. Time deposits increased $13,367, or
12.0 percent, and interest-bearing demand deposits increased $12,047 or 29.1 percent due to the Company offering more attractive depository products than area competition and a build-up of municipal deposits.

ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS AND IMPAIRED LOANS

The provision for loan losses was $255 for the six-month period ended June 30, 2001 compared to $144 for the same period in 2000, an increase of $111. The provision for loan losses was $200 for the three-month period ended June 30, 2001, compared to $67 for the same period in 2000, an increase of $133. The Company considers the allowance to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to ensure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank's loan portfolio. As of June 30, 2001, the ratio of the allowance for loan losses to loans, net of unearned income was 1.05 percent. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to recognize additions to the allowance based on their judgments about information available at the time of their examination.

Foreclosed properties decreased to $92 at June 31, 2001 from $160 at December 31, 2000. This decrease resulted from the net sale of properties as well as increased efforts by management to minimize the amount of such properties held.

Nonaccrual loans were $595 and $583 at June 30, 2001 and at December 31, 2000, respectively. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans approximated $694 at June 30, 2001 and $707 at December 31, 2000.

See note 4 to the Company's unaudited consolidated financial statements for a summary of the changes in the Bank's allowance for loan losses and a summary of nonperforming assets.


CAPITAL RESOURCES

Stockholders' equity increased by $63 or 0.3 percent, as of June 30, 2001 to $19,822 compared to stockholders' equity of $19,759 at December 31, 2000. The increase was due to net earnings which were retained but offset with the repurchase of 99,599 shares of the Company's common stock for $1,365 during the current quarter. Stockholders' equity at June 30, 2001 also has been increased by $7 which represents the excess of the fair values of available-for-sale securities over their amortized costs, net of taxes, held by the Bank. This sole component of comprehensive income has been recorded as a separate component of stockholders' equity and will continue to be subject to change in future periods due to fluctuations in market value, sales, purchases, maturities and calls of securities classified as available-for-sale.

The Bank is in compliance with minimum Tier 1 and total capital ratios of 4 percent and 8 percent, respectively, at June 30, 2001 and December 31, 2000. The Bank's leverage ratios at June 30, 2001 and December 31, 2000 were also in excess of the 3 percent minimum.

There are no material commitments for capital expenditures as of June 30, 2001. In addition, there are no expected material changes in the mix or relative cost of capital resources.

NET INTEREST INCOME

The principal source of earnings for the Bank is net interest income. Net interest income is the net amount of interest earned on the Company's interest-bearing assets less the amount of interest paid on the Company's deposits and other interest-bearing liabilities. Net interest income before the provision for loan losses was $4,358 for the six months ended June 30, 2001 compared with $4,095 for the six months ended June 30, 2000, an increase of $263 or 6.4 percent. Net interest income before the provision for loan losses was $2,244 for the three months ended June 30, 2001 compared with $2,133 for the three months ended June 30, 2000, an increase of $111 or 5.2 percent. Total interest income increased from $7,668 for the six months ended June 30, 2000 to $9,111 for the same period in 2001, a 18.8 percent increase. This increase was mostly due to increased interest and fees on loans which resulted from a larger loan portfolio. Interest expense increased from $3,573 for the six months ended June 30, 2000 to $4,753 for the same period in 2001, a 33.0 percent increase. Interest expense increased from $1,863 for three months ended June 30, 2000 to $2,379 for the same period in 2001, a 27.7 percent increase. These increases in interest expense were due mainly to an increase in interest-bearing demand and time deposits volumes.

NONINTEREST INCOME

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company's noninterest income increased from $451 for the first six months in 2000 to $546 for the same period in 2001, an increase of 21.1 percent. The Company's noninterest income increased from $226 for the second quarter in 2000 to $286 for the same period in 2001, an increase of 26.6 percent. This trend resulted from increases in service charges on deposit accounts which resulted from a greater volume of deposits and fewer such fees and charges being waived by management. In addition, noninterest income also increased due to a greater level of fees being collected on mortgage loans held-for-sale.

NONINTEREST EXPENSE

The Company's noninterest expense increased from $2,606 for the first six months in 2000 to $2,668 for the same period in 2001, or 2.4 percent increase. The Company's noninterest expense decrease from $1,422 for the second quarter in 2000 to $1,396 or 1.8 percent for the same period in 2001. These minor fluctuations were attributable to various noninterest expense accounts.

INCOME TAXES

The reported income tax expense for the six months ended June 30, 2001 was $647 (effective tax rate of 32.7 percent) compared to $580 (effective tax rate of 32.3 percent) for the same period in 2000. The reported income tax expense for the three months ended June 30, 2001 was $304 (effective tax rate of 32.5 percent) compared to $281 (effective tax rate of 32.3 percent) for the same period in 2000. This increase in income tax expense was due to an increase in net taxable income.

NET  INCOME

Net income for the six months ended June 30, 2001 was $1,334 compared to $1,216 for the same period in 2000. This increase of $118, or 9.7 percent, was due primarily to the increase in net interest income. The Company achieved a .60 percent return on average assets, or 1.20 percent annualized, during the first six months of 2001, compared to a .63 percent, or 1.26 percent annualized, return on average assets for the same period in 2000. Net income for the three months ended June 30, 2001 was $630 compared to $589 for the same period in 2000.

LIQUIDITY

Liquidity is the ability to generate adequate cash flow to meet financial commitments and to fund customers' demands for funds, either in terms of loan requests or deposit withdrawals. Liquidity may be provided by both assets and liabilities. Asset liquidity is derived from sources such as readily marketable investments, principal and interest payments on loans, and cash and due from banks. Liability liquidity is provided by the core deposit growth from the Bank's strong, stable customer base. Management believes the liquidity of the Bank remains adequate, as sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated. Secondary sources of funds are also available should the need arise. Management is not aware of any trends, commitments or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity.

Net cash used in operating activities of $1,126 for the six months ended June 30, 2001 was primarily attributable to an increase in the mortgage loans held for sale category which fluctuates based upon loan demand and the timing of loan sales in the secondary market. Net cash flows provided by financing activities for the six months ended June 30, 2001 was $25,076 and resulted from increased deposits, offset by the $1,365 repurchase of the Company's common stock. Cash flows used in investing activities of $22,668 were used primarily to fund the net increase in loans of $13,331 and the purchase of federal funds and securities sold of $6,290 and $9,000, respectively for the six months ended June 30, 2001.

REPURCHASE OF COMMON STOCK

On May 25, 2001, the Company repurchased 99,599 shares of its common stock outstanding at a total cost of $1,365. This repurchase of stock has been recorded in the unaudited consolidated financial statements as a reduction of common stock and surplus.

GENERAL
-------

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

FUTURE ACCOUNTING CONSIDERATIONS

SFAS No. 133

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No 133, as amended, as of January 1, 2001, did not have any effect on the financial position, results of operations or liquidity of the Company.

SFAS No. 141 and SFAS No. 142

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations. The use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2000. SFAS No. 142 requires that goodwill and certain intangible assets would no longer be amortized, but rather be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of SFAS No. 142 on the financial position, results of operations and liquidity of the Company, but no significant effect is expected.

SAB No. 102

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding the registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release (FRR) No. 28. The guidance in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses.

Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System) (FRB), the Office of the Comptroller of the Currency
(OCC), and the Office of Thrift Supervision (OTS) represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

The guidance contained in the SAB does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodolgy that is properly designed and implemented by registrants. It is expected that the SEC staff will utilize the guidance this SAB to challenge registrants and their auditors regarding the allowance for loan and lease losses.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                     PART II

                                OTHER INFORMATION


Items 1 - 3. None for the quarter ended June 30, 2001.
------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Annual Shareholders Meeting for Salem Community Bankshares, Inc. was held on April 24, 2001.

The only matter voted on by the shareholders was the election of the board of directors. The results are as follows:

Of the 1,596,955 shares of stock outstanding, 1,392,753 were voted. The results were:

Name of Director                  Votes Cast "For"         Votes Cast "Against"
----------------              ---------------------        --------------------

Dr. Eugene M. Bane, Jr.            1,392,074                        679
Truman R. Dorton                   1,386,440                      6,313
Morris A. Elam                     1,385,812                      6,941
H. Morgan Griffith                 1,388,236                      4,517
Rose M. Hagen                      1,379,225                     13,528
Carlos B. Hart                     1,384,718                      8,035
Dr. Walter A. Hunt                 1,385,812                      6,941
Gladys C. O'Brien                  1,386,440                      6,313
Clark Owen, Jr.                    1,385,545                      8,208
Carl E. Tarpley, Jr.               1,390,179                      2,574

64 shareholders attended the meeting in person, all of which were represented by proxy and a total of 367 eligible shareholders voted by proxy. Three guests were present.

Item 5. None for the quarter ended June 30, 2001.
-------

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits required by Item 601 of Regulation S-B:

            None.

     (b) Reports on Form 8-K filed during the six months ended June 30, 2001.

            None.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Salem Community Bankshares, Inc.


Date:    August 13, 2001          By: /s/ Clark Owen, Jr.
         ---------------          --------------------------------------------
                                  Clark Owen, Jr., President and
                                  Chief Executive Officer

Date:    August 13, 2001          By: /s/ Gill R. Roseberry
         ---------------          --------------------------------------------
                                  Gill R. Roseberry, Corporate Secretary and
                                  Chief Financial Officer