Form 10QSB
period 2001-09-30
SALEM COMMUNITY BANKSHARES INC
filed 2001-11-05
CIK 1112755

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

         For the quarterly period ended            September 30, 2001
                                        ----------------------------------------



                        SALEM COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Virginia                                         31-1736845
---------------------------                  -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification No.)

220 East Main Street
Salem, Virginia                                            24153
------------------------------------             --------------------------
(Address of principal executive offices)                 (Zip Code)

(Issuer's telephone number, including area code) (540)  387-0223
                                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                No
                       -------------             --------------

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date.

         Class                                  Outstanding at October 29, 2001
------------------------------------            -------------------------------
COMMON STOCK, NO PAR VALUE                                 1,508,484

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One):  Yes      No  X
                                                               -----   -----

                         (This report contains 19 pages)

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX


PART I      FINANCIAL INFORMATION                                               PAGE
                                                                                ----
          Item 1.  Financial Statements                                          3

           Consolidated Balance Sheets as of  September 30, 2001
             and December 31, 2000.                                              4

           Consolidated Statements of Income and Comprehensive Income,
             Three Months Ended September 30, 2001 and 2000.                     5

           Consolidated Statements of Income and Comprehensive Income,
             Nine Months Ended September 30, 2001 and 2000.                      6

           Consolidated Statements of Changes In Stockholders'
             Equity, Nine Months Ended September 30, 2001 and 2000               7

           Consolidated Statements of Cash Flows,
             Nine Months Ended September 30, 2001 and 2000                       8

           Notes to Consolidated Financial Statements                         9  -  12

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Result of Operations           13  -  17


PART II    OTHER INFORMATION

          Item 1.  Legal Proceedings                                            18

          Item 2.  Changes In Securities and Use of Proceeds                    18

          Item 3.  Defaults Upon Senior Securities                              18

          Item 4.  Submission of Matters to a Vote of Security Holders          18

          Item 5.  Other Information                                            18

          Item 6.  Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                      19

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

The following is the unaudited consolidated balance sheet of Salem Community Bankshares, Inc. and subsidiary (the Company) as of September 30, 2001, and the related unaudited consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the unaudited consolidated statements of changes in stockholders' equity, and cash flows, for the nine-month periods ended September 30, 2001 and 2000. The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors.

                               SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                               (In thousands, except shares and per share data)

ASSETS                                                                9/30/01                      12/31/00
------                                                        (Unaudited)                   (Audited)
                                                         ---------------------       -----------------------
Cash and due from banks                                                $8,884                         8,283
Federal funds sold and securities purchased
     under resale agreements                                           25,810                        12,310
Securities:
     Available-for-sale, at fair value                                 15,214                         9,019
     Held-to-maturity, at amortized cost
     (fair value of $21,999 at September 30, 2001
     and $38,634 at December 31, 2000)                                 21,854                        39,434
Mortgage loans held for sale                                            1,065                           139
Loans, less unearned income                                           160,343                       139,577
Less allowance for loan losses                                         (1,722)                       (1,529)
                                                         ---------------------       -----------------------
     Loans, net                                                       158,621                       138,048
                                                         ---------------------       -----------------------
Bank premises and equipment, net                                        2,069                         2,107
Accrued interest receivable                                             1,520                         1,805
Foreclosed properties                                                     394                           160
Other assets                                                            1,986                         1,077
                                                         ---------------------       -----------------------

     Total assets                                                    $237,417                       212,382
                                                         =====================       =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits                                    24,302                        21,680
Interest-bearing demand deposits                                       47,233                        41,429
Savings deposits                                                        6,409                         6,170
Time deposits                                                         127,117                       111,704
                                                         ---------------------       -----------------------
     Total deposits                                                   205,061                       180,983
Federal Home Loan Bank long-term debt                                  10,000                        10,000
Accrued interest payable                                                1,502                         1,486
Other liabilities                                                         367                           154
                                                         ---------------------       -----------------------
     Total liabilities                                                216,930                       192,623
                                                         ---------------------       -----------------------

Stockholders' equity:
         Common stock and surplus, no par value.  Authorized
         10,000,000 shares; issued and outstanding 1,508,484 shares
         in 2001 and 1,596,873 shares in 2000.                         15,818                        17,079
     Retained earnings                                                  4,633                         2,766
     Accumulated other comprehensive gain (loss)                           36                           (86)
                                                         ---------------------       -----------------------
      Total stockholders' equity                                       20,487                        19,759
                                                         ---------------------       -----------------------
Commitments and contingent liabilities
      Total liabilities and stockholders' equity                     $237,417                       212,382
                                                         =====================       =======================

See accompanying notes to unaudited consolidated financial statements.

                             SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                               (Unaudited)
                                  (In thousands, except per share data)

Three Months Ended September 30, 2001 and 2000
                                                                                   2001             2000
                                                                                   ----             ----
Interest income:
     Interest and fees on loans                                                  $3,662           $3,312
     Interest on federal funds sold and securities
        purchased under resale agreements                                           222              163
     Interest on deposits with banks                                                 22               47
     Interest on securities - taxable                                               662              791
     Interest on securities - nontaxable                                             41               57
                                                                          --------------      -----------
        Total interest income                                                     4,609            4,370
                                                                          --------------      -----------
Interest expense:
     Interest on certificates of deposit
         of $100 or more                                                            371              293
     Interest on other deposits                                                   1,853            1,835
     Interest on Federal Home Loan Bank borrowings                                  172              181
                                                                          --------------      -----------
        Total interest expense                                                    2,396            2,309
                                                                          --------------      -----------
        Net interest income                                                       2,213            2,061
Provision for loan losses                                                           296               52
                                                                          --------------      -----------
        Net interest income after provision
          for loan losses                                                         1,917            2,009
                                                                          --------------      -----------
Noninterest income:
     Service charges on deposit accounts                                            177              147
     Other service charges, commissions and fees                                     58               70
     Other income                                                                    52               20
     Realized securities gains, net                                                   2                -
                                                                          --------------      -----------
        Total noninterest income                                                    289              237
                                                                          --------------      -----------
Noninterest expense:
     Salaries and employee benefits                                                 829              728
     Occupancy expense of bank premises                                              85               80
     Furniture, fixtures and equipment                                              138              120
     Stationery, printing and supplies                                               41               41
     Write-downs and (gains) and losses, net, on foreclosed properties               (4)              (1)
     Other expenses                                                                 324              300
                                                                          --------------      -----------
        Total noninterest expense                                                 1,413            1,268
                                                                          --------------      -----------
        Income before income tax expense                                            793              978
Income tax expense                                                                  260              328
                                                                          --------------      -----------
        Net income                                                                  533              650
Other comprehensive income (loss), net of income tax expense (benefit):
      Net unrealized gains (losses) on available-for-sale securities                 29               (4)
                                                                          --------------      -----------
      Comprehensive income                                                         $562             $646
                                                                          ==============      ===========
Net income per share:
    Basic net income per share                                                    $0.35            $0.41
                                                                          ==============      ===========
    Diluted net income per share                                                  $0.35            $0.41
                                                                          ==============      ===========

See accompanying notes to unaudited consolidated financial statements.

                                   SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                     (Unaudited)
                                        (In thousands, except per share data)

Nine Months Ended September 30, 2001 and 2000
                                                                                         2001                 2000
                                                                                         ----                 ----
Interest income:
     Interest and fees on loans                                                       $10,766                9,193
     Interest on federal funds sold and securities
        purchased under resale agreements                                                 573                  235
     Interest on deposits with banks                                                       92                   57
     Interest on securities - taxable                                                   2,159                2,380
     Interest on securities - nontaxable                                                  130                  173
                                                                            ------------------        -------------
        Total interest income                                                          13,720               12,038
                                                                            ------------------        -------------
Interest expense:
     Interest on time certificates of deposit
        of $100,000 or more                                                             1,121                  788
     Interest on other deposits                                                         5,516                4,902
     Interest on federal funds purchased and securities sold
        under repurchase agreements                                                         -                   11
     Interest on Federal Home Loan Bank borrowings                                        512                  347
                                                                            ------------------        -------------
        Total interest expense                                                          7,149                6,048
                                                                            ------------------        -------------
        Net interest income                                                             6,571                5,990
Provision for loan losses                                                                 551                  196
                                                                            ------------------        -------------
        Net interest income after provision
          for loan losses                                                               6,020                5,794
                                                                            ------------------        -------------
Noninterest income:
     Service charges on deposit accounts                                                  506                  417
     Other service charges, commissions and fees                                          251                  224
     Other income                                                                          75                   47
     Realized securities gains, net                                                         3                    -
                                                                            ------------------        -------------
        Total noninterest income                                                          835                  688
                                                                            ------------------        -------------
Noninterest expense:
     Salaries and employee benefits                                                     2,404                2,131
     Occupancy expense of bank premises                                                   247                  223
     Furniture, fixtures and equipment                                                    395                  359
     Stationery, printing and supplies                                                    102                  110
     Write-downs and (gains) and losses, net, on foreclosed properties                    (15)                  33
     Other expenses                                                                       948                  852
                                                                            ------------------        -------------
        Total noninterest expense                                                       4,081                3,708
                                                                            ------------------        -------------
        Income before income tax expense                                                2,774                2,774
Income tax expense                                                                        907                  908
                                                                            ------------------        -------------
        Net income                                                                      1,867                1,866
Other comprehensive income (loss), net of income tax expense (benefit):
      Net unrealized gains (losses) on available-for-sale securities                      122                  (57)
                                                                            ------------------        -------------
      Comprehensive income                                                             $1,989                1,809
                                                                            ==================        =============
Net income per share:
    Basic net income per share                                                          $1.20                $1.17
                                                                            ==================        =============
    Diluted net income per share                                                        $1.19                $1.16
                                                                            ==================        =============

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

Nine Months Ended September 30, 2001 and 2000
                                                                                            Accumulated
                                                              Common                           Other
                                                               Stock       Retained        Comprehensive
                                                            and Surplus    Earnings           Gain (Loss)         Total
                                                            ----------------------------------------------------------------
Balances at December 31, 1999                                    $16,077        1,970           (210)             17,837
Net income                                                             -        1,866              -               1,866
Stock options exercised (9,919 shares)                                87            -              -                  87
Change in net unrealized
    losses on available-for-sale
   securities, net of income tax benefit                               -            -            (57)                (57)
                                                            ----------------------------------------------------------------
Balances at September 30, 2000                                   $16,164        3,836           (267)             19,733
                                                                  ======       ======         ======              ======

Balances at December 31, 2000                                    $17,079        2,766            -86              19,759
Net income                                                             -        1,867              -               1,867
Issuance of common stock (82 shares)                                   1            -              -                   1
Stock options exercised (11,128 shares)                              103            -              -                 103
Purchase of common stock outstanding (99,599 shares)              (1,365)           -              -              (1,365)
Change in net unrealized gains
   (losses) on available-for-sale
   securities, net of income tax expense                               -              -         122                  122
                                                            ----------------------------------------------------------------
Balances at September 30, 2001                                   $15,818        4,633             36              20,487
                                                                  ======       ======         ======              ======

See accompanying notes to unaudited consolidated financial statements.

                            SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (In thousands)
Nine Months Ended September, 2001 and 2000
                                                                             2001                2000
                                                                             ----                ----
Cash flows from operating activities:
     Net income                                                            $1,867              $1,866
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Provision for loan losses                                             551                 196
        Depreciation and amortization of bank premises
          and equipment                                                       251                 227
        Gains on calls of securities, net                                      (3)                  -
        Amortization of premiums and accretion
          of discounts, net                                                    10                   4
        Write-downs and (gains) and losses on sales
          of foreclosed properties, net                                       (15)                 33
        (Increase) decrease in:
           Mortage loans held for sale                                       (926)               (221)
           Accrued interest receivable                                        285                (431)
           Other assets                                                      (972)               (669)
      Increase (decrease) in:
          Accrued interest payable                                             16                 184
          Other liabilities                                                   213                 (25)
                                                                     -------------       -------------
          Net cash provided by operating activities                         1,277               1,164
                                                                     -------------       -------------
Cash flows from investing activities:
     Net increase in federal funds sold and
        securities purchased under resale agreements                      (13,500)             (8,610)
     Proceeds from maturities and calls of securities                      30,557                 654
     Purchase of securities                                               (19,000)                  -
     Net increase in loans made to customers                              (21,609)            (19,408)
     Recoveries on loans previously charged off                                63                  61
     Proceeds from sales of foreclosed properties                             203                 183
     Purchases of bank premises and equipment                                (213)               (219)
                                                                     -------------       -------------
        Net cash used in investing activities                             (23,493)            (27,339)
                                                                     -------------       -------------
Cash flows from financing activities:
     Net increase in time deposits                                         15,413              11,890
     Net increase in demand and savings deposits                            8,665               8,297
     Purchase of common stock outstanding                                  (1,365)                  -
     Net decrease in federal funds purchased and securities
       sold under resale agreements                                             -                (145)
     Proceeds from notes payable from Federal Home Loan Bank                    -               5,900
     Principal payments on capital lease obligations                            4                 (26)
     Proceeds from issuance of common stock                                   103                  87
                                                                     -------------       -------------
        Net cash provided by financing activities                          22,817              26,003
                                                                     -------------       -------------

Net increase (decrease) in cash and due from banks                            601                (172)
Cash and due from banks at beginning of period                              8,283               8,959
                                                                     -------------       -------------

Cash and due from banks at end of period                                   $8,884              $8,787
                                                                     =============       =============

For the nine-month periods ended September 30, 2001 and 2000, the Company paid interest expense of $7,133 and $5,864, respectively. For the nine-month periods ended September 30, 2001 and 2000, the Company paid income taxes of $940 and $800.

See accompanying notes to unaudited consolidated financial statements.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)
(1)    General

The consolidated financial statements include the accounts of Salem Community Bankshares, Inc. and its wholly-owned subsidiary, Salem Bank and Trust, N.A. (the Bank), (collectively the Company). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America and to general banking industry practices. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000.

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

(2)    Securities

The amortized costs, gross unrealized holding gains, gross unrealized holding losses and approximate fair values for available-for-sale and held-to-maturity securities by major security type are as follows:

                                                       September 30, 2001
                              ------------------------------------------------------------------
                                                    Gross             Gross
                                                 Unrealized        Unrealized
                                Amortized          Holding           Holding            Fair
                                  Costs             Gains             Losses           Values
                              ------------------------------------------------------------------
Available-for-sale
------------------
U.S. Government agencies
    and corporations             $13,000               54                 -             13,054
Mortgage-backed securities         1,096                1                 -              1,097
Other securities                   1,063                -                 -              1,063
                               ---------        ---------         ---------          ---------
            Totals               $15,159               55                 -             15,214
                               =========        =========         =========          =========


Held-to-maturity
----------------
U.S. Government agencies
   and corporations              $18,568               61                 -             18,629
Mortgage-backed securities           200                3                 -                203
Obligations of state and
   political subdivisions          3,086               81                 -              3,167
                               ---------        ---------         ---------          ---------
         Totals                  $21,854              145                 -             21,999
                               =========        =========         =========          =========

As of September 30, 2001, securities with amoritized costs of $26,057 were pledged to secure public deposits and for other purposes required by law.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)

(3)      Loans

A summary of loans outstanding is as follows:
                                                  September 30, 2001               December 31, 2000
                                                  ------------------               -----------------
Commercial                                            $    13,503                         13,527
Consumer, principally installment                          45,148                         34,520
Real estate - mortgage                                     87,370                         76,481
Real estate - construction                                 15,444                         16,285
                                                        ---------                      ---------

     Total loans                                          161,465                        140,813
Less unearned income                                       (1,122)                        (1,236)
                                                        ---------                      ---------

     Total loans, less unearned income                $   160,343                        139,577
                                                        =========                      =========

(4)     Nonperforming Assets, Impaired Loans and Allowance for Loan Losses


Nonperforming assets consist of the following:
                                                  September 30, 2001               December 31, 2000
                                                  ------------------               -----------------


Nonaccrual loans                                      $       444                    $       583
Foreclosed properties                                         394                            160
                                                         --------                       --------

     Total nonperforming assets                       $       838                    $       743
                                                         ========                       ========

There were no commitments to lend additional funds to customers whose loans were classified as nonperforming at September 30, 2001. Included in nonaccrual loans as of September 30, 2001 is a restructured loan, restructed during 2000, approximating $305.

The following table shows the pro forma interest that would have been earned on nonaccrual loans if they had been current in accordance with their original terms and the recorded interest that was earned and included in income on these loans:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                               2001                    2000
                                               ----                    ----

Pro forma interest on nonaccrual loans      $      29                     47
                                               ======                 ======

Recorded interest on nonaccrual loans       $      29                     29
                                               ======                 ======

At September 30, 2001, the recorded investment in loans that have been identified as impaired loans, in accordance with Statement 114 and which includes nonaccrual, restructured and certain watch list loans, totaled $531. Of this amount $124 related to loans with no valuation allowance, and $407 related to loans with a corresponding valuation allowance of $70.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)

A summary of the activity in the allowance for loan losses follows:

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                2001            2000
                                                ----            ----
Balances, beginning of period                $    1,529        1,404
Provision for loan losses                           551          196
Loans charged off                                  (421)        (192)
Loan recoveries                                      63           61
                                               --------      -------

Balances, end of period                      $    1,722        1,469
                                               ========      =======

(5)    Time Deposits and Other Deposits

Included in time deposits are certificates of deposit and other time deposits of $100 or more in the aggregate amount of $28,388 at September 30, 2001.

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
                                            Net Income                     Shares       Per Share
Three Months Ended September 30, 2001       (Numerator)                (Denominator)      Amount
-------------------------------------       -----------                -------------    ----------
Basic net income per share                       $533                    1,504,775      $     .35
                                                                                        ---------
Effect of dilutive stock options                    -                       18,082
                                            ---------                    ---------

Diluted net income per share                     $533                    1,522,857      $     .35
                                            ---------                    ---------      ---------

                                            Net Income                     Shares       Per Share
Three Months Ended September 30, 2000       (Numerator)                (Denominator)      Amount
-------------------------------------       -----------                -------------    --------

Basic net income per share                       $650                    1,592,268      $     .41
                                                                                        ---------
Effect of dilutive stock options                    -                       13,166
                                            ---------                    ---------

Diluted net income per share                     $650                    1,605,434      $     .41
                                            ---------                    ---------      ---------

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                (In thousands, except shares and per share data)

                                            Net Income                     Shares        Per Share
Nine Months Ended September 30, 2001        (Numerator)                (Denominator)       Amount
------------------------------------        -----------                -------------    ---------
Basic net income per share                    $ 1,867                    1,551,633      $    1.20
                                                                                        =========
Effect of dilutive stock options                    -                       12,396
                                            ---------                    ---------

Diluted net income per share                    1,867                    1,564,029      $    1.19
                                            ---------                    =========      =========
Nine Months Ended September 30, 2000

Basic net income per share                     $1,866                    1,588,841      $    1.17
                                                                                        =========
Effect of dilutive stock options                    -                       14,417
                                            ---------                    ---------

Diluted net income per share                   $1,866                    1,603,258      $    1.16
                                            ---------                    =========      =========


(7)  Pending Merger

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

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

(Amounts in thousands, except per share data and ratios)

The following is a discussion of the factors which significantly affected the financial condition and results of operations of Salem Community Bankshares, Inc. and subsidiary at September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes presented herein, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

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

BALANCE SHEET

Total assets of the Company at September 30, 2001 exceeded total assets at December 31, 2000 by $25,035 or 11.8 percent. This increase was due primarily to an increase of $13,500 in federal funds sold and securities purchased under resale agreements and loan portfolio growth. The increase in fed funds sold resulted from the Company not investing in long-term security products during the current national environment of declining interest rates. Loans, net of unearned interest, at September 30, 2001 compared to December 31, 2000 showed an increase of $20,766, or 14.9 percent. Higher loan volumes resulted from increased customer demand, especially in indirect dealer loan products.

Total deposits increased by $24,078, or 13.3 percent, due mostly to increases in time and interest-bearing demand deposits. Time deposits increased $15,413, or
13.8 percent, and interest-bearing demand deposits increased $5,804, or 14.0, percent due to the Company offering more attractive depository products than area competition.

ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS AND IMPAIRED LOANS

The provision for loan losses was $551 for the nine-month period ended September 30, 2001 compared to $196 for the same period in 2000, an increase of $355. The provision for loan losses was $296 for the three-month period ended September 30, 2001, compared to $52 for the same period in 2000, an increase of $244. These increases were in response to an increased amount of commercial loan charge-offs experienced in the third quarter of the current year. The Company considers the allowance for loan losses to be adequate based on the current loan portfolio. An ongoing evaluation of the allowance for loan losses is made to ensure that the allowance for loan losses is at a sufficient level to absorb estimated losses in the Bank's loan portfolio. As of September 30, 2001, the ratio of the allowance for loan losses to loans, net of unearned income, was
1.07 percent. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. The agencies may require the Bank to recognize additions to the allowance based on their judgments about information available at the time of their examination.

Foreclosed properties increased to $394 at September 30, 2001 from $160 at December 31, 2000. This increase resulted mostly from the foreclosure of one piece of commercial property.

Nonaccrual loans were $444 and $583 at September 30, 2001 and December 31, 2000, respectively. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection. Impaired loans approximated $531 at September 30, 2001 and $707 at December 31, 2000.

See note 4 to the Company's unaudited consolidated financial statements for a summary of the changes in the Bank's allowance for loan losses and a summary of nonperforming assets.

CAPITAL RESOURCES

Stockholders' equity increased by $728, or 3.7 percent, as of September 30, 2001 to $20,487 compared to stockholders' equity of $19,759 at December 31, 2000. The increase was due to net earnings which were retained but offset by the repurchase of 99,599 shares of the Company's common stock for $1,365 during the previous quarter. Stockholders' equity at September 30, 2001 also has been increased by $36 which represents the excess of the fair values of available-for-sale securities over their amortized costs, net of taxes, held by the Company. This sole component of comprehensive income has been recorded as a separate component of stockholders' equity and will continue to be subject to change in future periods due to fluctuations in market value, sales, purchases, maturities and calls of securities classified as available-for-sale.

The Bank is in compliance with minimum Tier 1 and total capital ratios of 4 percent and 8 percent, respectively, at September 30, 2001 and December 31, 2000. The Bank's leverage ratios at September 30, 2001 and December 31, 2000 were also in excess of the 3 percent minimum.

There are no material commitments for capital expenditures as of September 30, 2001. In addition, there are no expected material changes in the mix or relative cost of capital resources.

NET INTEREST INCOME

The principal source of earnings for the Bank is net interest income. Net interest income is the net amount of interest earned on the Company's interest-bearing assets less the amount of interest paid on the Company's deposits and other interest-bearing liabilities. Net interest income before the provision for loan losses was $6,571 for the nine months ended September 30, 2001 compared with $5,990 for the nine months ended September 30, 2000, an increase of $581 or 9.7 percent. Net interest income before the provision for loan losses was $2,213 for the three months ended September 30, 2001 compared with $2,061 for the three months ended September 30, 2000, an increase of $152 or 7.4 percent. Total interest income increased from $12,038 for the nine months ended September 30, 2000 to $13,720 for the same period in 2001, a 14.0 percent increase. This increase was mostly due to increased interest and fees on loans which resulted from a larger loan portfolio. Interest expense increased from $6,048 for the nine months ended September 30, 2000 to $7,149 for the same period in 2001, a 18.2 percent increase. Interest expense increased from $2,309 for three months ended September 30, 2000 to $2,396 for the same period in 2001, a 3.8 percent increase. These increases in interest expense were due mainly to an increase in interest-bearing demand and time deposit volumes.

NONINTEREST INCOME

Noninterest income consists of earnings generated primarily from service charges on deposit accounts, securities gains and other service charges, commissions and fees. The Company's noninterest income increased from $688 for the first nine months in 2000 to $835 for the same period in 2001, an increase of 21.4 percent. The Company's noninterest income increased from $237 for the third quarter in 2000 to $289 for the same period in 2001, an increase of 21.9 percent. This trend resulted from increases in service charges on deposit accounts which resulted from a greater volume of deposits and fewer such fees and charges being waived by management. In addition, noninterest income also increased due to a greater level of fees being collected on mortgage loans held-for-sale.

NONINTEREST EXPENSE

The Company's noninterest expense increased from $3,708 for the first nine months in 2000 to $4,081 for the same period in 2001, or 10.1 percent increase. The Company's noninterest expense increased from $1,268 for the third quarter in 2000 to $1,413 or 11.4 percent for the same period in 2001. These fluctuations were attributable mainly to increases in salaries and employee benefits expense.

INCOME TAXES

The reported income tax expense for the nine months ended September 30, 2001 was $907 (effective tax rate of 32.7 percent) compared to $908 (effective tax rate of 32.7 percent) for the same period in 2000. The reported income tax expense for the three months ended September 30, 2001 was $260 (effective tax rate of 32.8 percent) compared to $328 (effective tax rate of 33.5 percent) for the same period in 2000. This decrease in income tax expense was due to a decrease in net taxable income for the quarter.

NET  INCOME

Net income for the nine months ended September 30, 2001 was $1,867 compared to $1,866 for the same period in 2000. The Company achieved a .78 percent return on average assets, or 1.04 percent annualized, during the first nine months of 2001, compared to a .90 percent, or 1.20 percent annualized, return on average assets for the same period in 2000. Net income for the three months ended September 30, 2001 was $533 compared to $650 for the same period in 2000. The majority of this decrease was due to an increase in the provision for loan losses.

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

Net cash provided by operating activities of $1,277 for the nine months ended September 30, 2001 was primarily attributable to net income. Net cash flows provided by financing activities for the nine months ended September 30, 2001 was $22,817 and resulted from increased deposits, offset by the $1,365 repurchase of the Company's common stock. Cash flows used in investing activities of $23,493 were used primarily to fund the net increase in loans of $21,609 and the increase in federal funds and securities purchased of $13,500.

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

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                     PART II

                                OTHER INFORMATION


Items 1 - 5. None for the quarter ended September 30, 2001.
-----------

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits required by Item 601 of Regulation S-B:

            None.

     (b) Reports on Form 8-K filed during the nine months ended September 30, 2001.

            None.

                 SALEM COMMUNITY BANKSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Salem Community Bankshares, Inc.


Date:    November 2, 2001           By: /s/ Clark Owen, Jr.
         ------------------         --------------------------------------------
                                    Clark Owen, Jr., President and
                                    Chief Executive Officer

Date:    November 2, 2001           By: /s/ Gill R. Roseberry
         ------------------         --------------------------------------------
                                    Gill R. Roseberry, Corporate Secretary and
                                    Chief Financial Officer